Form 10KSB
period 1999-12-31
GOLFGEAR
filed 2000-04-14
CIK 1053210

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X]     Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
Act  of  1934

                   For the fiscal year ended December 31, 1999

[  ]     Transition  Report  Pursuant  to  Section 13 or 15(d) of the Securities
Exchange  Act  of  1934

           For the transition period from ___________ to ____________

                       Commission file number:  000-28007

                          GOLFGEAR  INTERNATIONAL, INC.
          ------------------------------------------------------------
              (Exact name of small business issuer in its charter)

             NEVADA                                    43-1627555
---------------------------------        ---------------------------------------
(State or other jurisdiction             (I.R.S. Employer Identification Number)
of incorporation or organization)


               12771 Pala Drive, Garden Grove, California   92841
      ---------------------------------------------------------------------
           (Address of principal executive offices, including zip code)

Issuer's  telephone  number,  including  area code:  (714)899-4274

Securities  registered  pursuant  to  Section 12(b) of  the  Act:   None

Securities  registered  pursuant  to  Section 12(g) of  the  Act:

                          Common Stock, $.001 par value
                     --------------------------------------
                                (Title of Class)

     Check  whether  the  issuer  (1)  filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     The issuer's revenues for the fiscal year ended December 31, 1999 were $2,302,407.

     The aggregate market value of the issuer's common stock held by non-affiliates of the Company as of March 31, 2000, was $3,321,776.

     As of March 31, 2000, the issuer had 12,816,348 shares of common stock issued and outstanding.

Transitional  Small  Business  Disclosure  Format:  Yes  [  ]  No  [X]

Documents  incorporated  by  reference:  None.

     This Annual Report on Form 10-KSB contains forward-looking statements relating to future events or the future events or the future financial performance of the Company, including, but not limited to, statements contained in "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Readers are cautioned that such statements, which may be identified by words including "anticipates," "believes," "intends," "estimates," "expects," and similar expressions, are only predictions or estimations and are subject to known and unknown risks and uncertainties. In evaluating such statements, readers should consider the various factors identified in this Annual Report on Form 10-KSB, which could cause actual events, performance or results to differ materially from those indicated by such statements.

                                     PART I.

ITEM  1.     DESCRIPTION  OF  BUSINESS

Organization  of  Business

     GolfGear International, Inc., a Nevada corporation (the "Company"), formerly Harry Hurst Jr., Inc. ("HHI"), was incorporated under the laws of the State of Nevada on October 9, 1997. The Company is the successor entity resulting from a November 20, 1997 reorganization between GolfGear International, Inc. ("GGI"), which, through its predecessors, has been active in the golf business since 1990, and HHI, a non-operating public corporation. By the filing of an Amendment to the Articles of Incorporation filed on December 1, 1997, HHI changed its name to GolfGear International, Inc. and GGI changed its name to GGI, Inc. and remains a wholly-owned subsidiary of the Company. Each share of common stock of GGI was exchanged for 3.5235 shares of common stock of HHI. The shareholders of GGI, constituting 90% of the then outstanding shares of common stock, became the controlling shareholders of the Company.

     The Company's executive offices are located at 12771 Pala Drive, Garden Grove, California 92841, and its telephone number is (714) 899-4274. The Company's fiscal year ends on December 31. Currently, the Company has seven full-time employees (four in administration and three in support services) and six independent sales representatives. None of the Company's employees is subject to a collective bargaining agreement.

Company  Overview

     The Company designs, develops and markets innovative premium golf clubs intended to improve the quality and performance of a golfer's game. Utilizing patented forged face insert technology, the Company has created the next generation of metal woods, rendering most other metal woods obsolete in the process. The concept of producing a golf head with a forged metal face insert fixed to the body of an investment cast shell (head) is the invention that brought about a significant change to the approach of making a metal or iron head. The ability to affix a forged alloy, in the form of a face plate to a cast main body to the Company's knowledge had never been marketed before.

     The Company believes that its forged face metal wood combines the accuracy and forgiveness of the investment cast metal wood with the feeling, strength and power that can only come from forged metal. The Company has also applied this same technology to re-invent the iron, creating a state-of-the-art forged face iron that features the same forged face metal insert bonded to a cavity-back, investment-cast club head. This technology produces clubs that have a solid sweet spot which produces maximum energy transfer providing consistent distance and accuracy, even if miss-hit.

     The Company has developed and sells a full line of patented metal woods and irons marketed under the name "Ti-Gear", which were first introduced in 1997. The Company offers both mid-size and over-size models. In January 2000, the Company began production of the next generation of forged face woods and irons. The Company will attempt to utilize its patented technology and combine it with a media campaign in an attempt to enjoy some of the success that companies such as Orlimar Golf Company and Adams Golf Co. have recently experienced.

     All of the Company's products are intended to offer retailers a substantial profit margin, unlike many of the competitive golf products currently offered for sale at off-course retailers and discounters. Several of the major companies in the golf hardware industry have moved to capture market share by sacrificing their retailers' margins. These companies are selling through discounters and warehouse stores. This offers a substantial area of opportunity to the Company, since its proprietary products can provide better margins to retailers.

     The Company's objective is to become a leading manufacturer of forged insert technology for drivers, irons, wedges and putters. To achieve this objective, the Company is focusing its market strategy on enhancing the reputation of its products, increasing its market penetration of its products and continuing the development of innovative clubs and the refinement and improvement of existing technology. An integral part of this strategy is the expansion of the Company's marketing and advertising efforts to target both domestic and international sales. The Company's domestic marketing strategy is to create product awareness through infomercials, print advertising, television commercials and other promotional activities such as on-course golf pro shop demonstrations. An important feature of the Company's overall marketing strategy is the endorsement of its products by touring professional golfers who will demonstrate the effectiveness of the forged face technology and provide valuable exposure. The Company also intends to expand its line of clubs by developing, acquiring or licensing its technologies to other golf manufacturers.

Industry  Background

     There are approximately 26 million golfers in the United States today, with approximately 5.4 million of those being avid golfers (playing 25 or more rounds per year). The sport is popular with both men and women. Its popularity is gaining around the world. It is one of the few sports in which players spend more money as they get older. Golf equipment and related merchandise account for approximately $5 billion in annual sales.

     A 1995 institutional research report by the investment banking firm of Hambrecht & Quist noted that the U.S. golf equipment market is continuing to grow. Three factors are fueling sales: the increasing popularity of premium-priced oversized irons, recently introduced innovations in metal woods, and continuing interest in the sport among new players.

     The industry comprises several types of golfers - avid, medium, new and casual. Avid golfers play frequently and spend significantly larger amounts for brand name equipment. Medium golfers play more frequently, are less brand conscious and play with either graphite or steel shafted clubs. Casual golfers play several games a month and represent the largest group with the potential upward movement from one category to another. New golfers as beginners typically use lower cost steel shafted clubs, with a smaller number using graphite shafted clubs.

     Market leaders follow a similar pattern. Each established a market niche. Callaway introduced the oversize metal wood to the market. Cobra set the stage for oversize perimeter weighted irons. Each incorporates brand identity, product innovation and tour validation, from the PGA Tour to the LPGA Tour to the Senior Tour.

The Company's niche in the global market is the forged face metal insert. Over the past several years, clubs have become larger, longer and lighter. Inserts offer a more dense sweet-spot, superior weight distribution and cutting-edge technology. All-titanium drivers are becoming common because of the move to the larger size heads. However, there is a cost factor involved in this transition. Fairway woods do not need to be made completely of titanium. A stainless steel shell can be used with a forged titanium insert, making these woods more affordable. The customer can purchase a competitively priced GolfGear fairway wood, and it can be purchased for 25% less than all-titanium woods.

     Because management has first-hand experience working with touring professionals, the Company believes it will be able to obtain product exposure from the various tours and anticipates major touring professional exposure.

     In the later half of the 1998 season, it appeared to management that market leaders were beginning to weaken. Some of the market leaders were dependent upon the Asian markets, which experienced a significant downturn during the past five years and which dramatically impacted retail golf sales. The Asian markets are beginning to recover at this time. The Company sees opportunity in these markets as they have become heavily saturated with product from the major brands over the last five years. The Company is preparing to move into these markets, and gradually add a fresh new brand with a story of technology, and not just marketing.

     In the United States market, there are evident signs of transition taking place as the so-called "Big Boxes" or discounters take on name brand goods at very attractive prices. Competition will be intense at this level until this inventory glut is absorbed into the market place. This cycle is still proceeding and may continue until 2001. On the other hand, the consumer is now ready for something new. Most of the sets sold by the major club manufacturers in the last ten years are now aging and there is a substantial replacement market developing. Even the average golfer needs to upgrade and replace certain clubs on a regular basis. This is what has been observed by management over the past few years. Some competitors have experienced tremendous growth throughout the 1990's, and it only makes sense that a replacement cycle is due in the market (as has occurred many times in the past). The Company believes that it has the opportunity to be a major candidate to fit into the void that is building among both the average and affluent golfers. The Company's brand name remains underdeveloped while other brands have begun to erode as a result of having sold their popular models "down market."

Competition

     Spalding, MacGregor, and Hogan are well-recognized old-line names in golf equipment. Names currently dominating the industry's premium-brand sector are Callaway, Cobra, Taylor Made, Ping and Tommy Armour. Obsolete are the old-line companies of the 1960s and 1970s, which the Company believes today offer lackluster equipment using other sports to promote their names in golf. Today, companies such as Callaway, Karsten Manufacturing (Ping) and American Brands (Cobra) are leading a wave of golf-focused idealism among consumers. The dominating golf companies are innovative, having created new equipment categories or having already established a market leadership position in a particular category, such as oversized metal woods or irons.

     The Company competes in the premium-priced technology based segment of the golf club manufacturing industry. This market for golf clubs is highly competitive, with a number of these established companies competing in this market, many of which have greater financial and other resources. The Company believes that its technology, product quality standards, and competitive pricing structure can provide a competitive edge in the market.

Business  Strategy

     The Company competes in the premium quality segment of the golf club industry, a growing and highly competitive area. At the present time, the Company is sub-contracting its golf club assembly. This enables management to concentrate on sales and marketing efforts while keeping overhead costs low.

     The Company recently leased an 11,000 square foot facility located in Garden Grove, California,which provides the Company with expanded sales offices, customer service operations, the capability to conduct telemarketing operations, as well as space for assembly, finished goods inventory, product staging and shipping. The Company continues to sub-contract some of its assembly operations.

Overall  Marketing  Strategy

     The Company intends to concentrate its marketing efforts in television infomercials and direct marketing techniques which has evolved in recent years as a successful medium for marketing golf products.

     Today, there is much greater direct access to the golf consumer. In the not too distant past, if a company wanted to sell golf clubs, its salesmen visited on-course pro shops to make the sale. These shops are limited in the number of clubs they can stock and in the funds available to purchase stock. The growth of the off-course golf shops changed the way golf clubs are sold and advertised. It is now standard industry practice to sell via direct advertising as well as to the on- and off-course shops.

     The Company initially focused its sales efforts on advertising in trade publications to reach the on- and off-course shop buyers, then advertised in the consumer publications such as Golf Digest, Golf World, Golf Tips, PGA Magazine and GolfWeek. Its distributors advertised overseas in similar publications. The Company expends a substantial amount of effort selling clubs in foreign markets with the objective to have 50% of sales from foreign markets.

     The golf club industry is highly seasonal, with most companies experiencing up to 60% of sales between February and June with an additional 20% of sales occurring between October and December for the Christmas buying season. The majority of the Company's products are introduced in January at the Florida PGA Show, in September at the Las Vegas International PGA Show, and in February at the Japan Golf Fair.

     The Company attends nearly every major industry trade show. The Company's management has given numerous trade industry press conferences around the world, maintaining a high profile and high degree of respect in the industry press. The Company will also be attending more consumer-oriented shows to extend more brand awareness. These shows have become very popular on a nationwide basis, and can be a key element is broadening distribution in these markets.

     The Company is becoming increasingly active at key demo days. Most companies have used some sort of demo program to gain exposure at golf courses and private country clubs. In 2000, the Company will expand its demo campaign not only in key United States markets but internationally as well. Subject to financing, the Company intends to launch one or more tour vans that will be scheduled across the country, focusing on the most prestigious facilities. The Company is technology driven and the consumer has shown a desire for more technical information at recent demo events. The Company has performed extremely well when in direct competition with the biggest competitors in the business. At several events in 1998 and 1999, the Company outsold the competition. The demo programs are intended to supplement the infomercial program, as well as the print media campaign.

     The Company depends on four major customers for approximately 50% of its sales. The Company recently entered into a Distribution Agreement with M.C. Corporation of Tokyo, Japan, which is expected to broaden its customer base. The Company expects to continue, given its product technology and marketing approach, to increase sales in existing markets and distribution into additional geographic regions.

Product  and  Name  Endorsement

     The Company utilizes golf professionals to represent the entire line of the Company's golf products. The Company currently employs Gerry James. Gerry James is a PGA professional and is one of the longest ball hitters in the world (he currently has pending in the Guinness Book of World Records a 473 yard drive). Mr. James appears on behalf of the Company at PGA events, exhibitions, and numerous long drive events around the world.

Infomercials  and  Other  Marketing

     The value of infomercials lies in the creation of millions of interested, informed and qualified prospects wanting to buy featured products in stores. In addition to selling products from television, infomercials can be an excellent source of leads for telemarketing, for promoting a brand's image and "pushing" the retail store activity. In conjunction with a production company named
"Script to Screen, Inc.", the Company finished its first infomercial in May 1998. The Company is reviewing the possibility of revamping it, based on the availability of funds. Because of a lack of funds, this infomercial was not widely run. The Company is considering a second infomercial of perhaps a shorter format to be produced in 2000, again based on available funds.

     An infomercial is typically a 30-minute program that is used to introduce, market and sell a product at the same time. The infomercial has been a popular way to save years of conventional marketing and selling methods, and is a faster and more efficient way to provide the consumer with technical information that may lead to a purchase. An infomercial campaign is also supported by conventional selling methods.

     The Company has a sales force consisting of 6 independent sales representatives, which enables them to sell other non-competing lines such as shoes or clothing. In some areas the Company will have sub reps that will assist the sales force with demo days and seminars. Management is very active in the field as well. Management works weekends at demo days in order to get feedback from the consumer. This feedback is important and provides direct input that is incorporated at sales meetings and seminars. The Company intends to support the infomercial with 60 second spots that enhance the Company's exposure. The Company will also run a print media campaign in the Wall Street Journal and USA Today, and leading golfing publications.

International  Business

     The Company has shipped golf clubs all over the world. The Company is currently not dependent upon selling to the European or Asian markets. However, it is the Company's objective to have from 35% to 50% of revenue be generated in foreign markets. This strategy provides a broader market opportunity and can help offset the effects of regional recessions and market trends. The Company's clubs will be sold through distributors in most countries, but in some cases the Company will sell direct to retailers.

     On September 28, 1999, the Company announced completion of a Distribution Agreement encompassing all of Southeast Asia with M.C. Corporation of Tokyo, Japan. This agreement establishes M.C. Corporation as the exclusive Asian distributor (other than the South Korean market) for the Company's full line of proprietary golf equipment and accessories. This alliance gives the Company sales, marketing and distribution throughout the Asian marketplace with a strong financial partner (this agreement excludes South Korea, where GolfGear already has a distribution agreement in place). M.C. Corporation has 325 employees and interests in real estate and construction, as well as alliances throughout Asia.

     On October 29, 1999, M.C. Corporation also made a $2,000,000 equity investment in the Company. M.C. Corporation purchased 210,526 shares of convertible preferred stock in the Company; convertible into 2,105,260 shares of common stock expiring in October 2001. There were also warrants issued in connection with this financing to purchase 330,000 shares of common stock at an exercise price of $1.00 per share expiring in October 2002. The preferred stock will automatically convert into common stock two years from its issuance. Other material provisions of this agreement include the following: (1) the preferred stock has one vote per share, and votes on an "as if converted" basis; (2) the common stock into which the preferred stock is convertible has unlimited piggyback rights; (3) no new shares of preferred stock senior or equal to the preferred stock may be issued for so long as any of the preferred stock is outstanding; (4) for the one year period after the issuance of the preferred stock, should the Company issue any securities at an effective price per common share of less than $0.95, then the Company will adjust the conversion rate of the preferred stock into common stock to reflect the reduction in the effective price per common share; (5) M.C. Corporation shall have the right to elect one member of the board of directors for so long as the preferred stock is outstanding, and for a period of two years subsequent to conversion of the preferred stock into common stock; (6) for the five year period after issuance of the preferred stock, if the Company should sell any shares of common stock or other securities convertible into common stock in any private or public transaction, then M.C. Corporation shall have the right to purchase a sufficient number of the securities that are being sold under the same terms and conditions in order to maintain its 14.3% equity interest in the Company; and (7) upon conversion of the preferred stock into common stock, as long as the common stock continues to be held by M.C. Corporation during the five year period after the issuance of the preferred stock, the M.C. Corporation shall have the same anti-dilution rights as if it was still holding the preferred stock. As a result of the Bel Air Acquisition, the Company will be required to issue approximately 4,000 additional preferred shares to M.C Corporation for no additional consideration in order to comply with certain anti-dilution provisions.

     On January 14, 1999, the Company entered into a Distribution Agreement with GolfGear Korea, Ltd., a South Korean corporation (not affiliated with the Company). Under the terms of this agreement, this South Korean firm will have the exclusive rights to distribute products of the Company in that country for a period of three years. Certain sales performance goals are set forth in that agreement.

Technology

     Almost the entire line of the Company's clubs features its multi-patented forged insert technology that was invented and developed by Company founder Donald A. Anderson. The Company currently has eight patents on its forged face insert technology and three patents on its putter technology.

     In the early 1990's, the Company, drawing on twenty years of research, did what had never been done before: it installed a solid forged face metal insert into the hitting area of an investment-cast shell. The Company's forged face clubs combined the density, power and distance of solid forged metals with the weight distribution, forgiveness and accuracy possible only in investment cast woods and irons. The result is a club that gives measurably superior performance because it has a much more solid hitting area with more weight around the perimeter to provide an extra large sweet-spot.

     The Company had the foresight to begin patenting insert technology in 1989, in the United States and in major international markets, before the January 1, 1992 rule change by the United States Golf Association (USGA) and the Royal and Ancient (R&A) Golf Club of St. Andrews, Scotland, which legalized insert technology in both metal woods and irons. As a result, the Company believes that its patent portfolio with respect to insert technology is the most comprehensive intellectual property protection package of any participant in the golf club industry today.

     The Company believes that no other company or individual has secured more coverage, either in the number of patents or in the scope of claims. This patent technology forms the basis of the Company's business plan to exploit insert technology as the next wave of golf club design. The Company also expects that there will be a significant opportunity to generate royalties by selectively licensing this technology to major golf club manufacturers.

     By attaching a solid forged face metal insert into the cavity of a cast club, the Company believes that it has created the most solid hitting surface in golf and has put 50% more club head mass where it counts - in the hitting area. When more mass meets the ball at impact and the mass is forged, not cast, maximum energy is transferred to the ball and shots travel significantly farther. Forged metal can do this because it is more dense and has a more solid molecular structure than cast metals. Investment castings contain gas voids and parasites that can cause hairline cracks or cave-ins and create dead spots. Also, their porous finish and inconsistent internal structure can affect playability.

     Management believes that its patents are strong enough to make the Company a significant player in the golf industry. On January 1, 1992, the face of golf equipment changed forever when a USGA and R&A rule was changed to allow metal woods and irons with inserts. The Company was founded in 1990 to prepare for the changes it anticipated in golf equipment design. In the opinion of management, the introduction of its patented forged face woods and irons marked one of the most significant advancements in metal innovation and technology since the invention of the original metal wood more than 20 years earlier.

     After creating and patenting the solid steel forged face insert, the Company has continued to stake out new ground, securing multiple domestic and international patents for designs and inserts in several other materials such as forged titanium, steel, aluminum, beryllium copper and related alloys. The Company's patents also include variable face thickness technology. The Company has continued to retain and expand its position as the world leader in insert technology with the introduction of its Ti-Gear Irons, Ti-Gear Woods, Ti-Gear All Titanium Woods, Arrowline Series of putters, and Tsunami titanium woods.

     Forged Face insert technology offers significant performance advantages. The Company's equipment offers levels of performance that golfers all over the world look for in a club, such as:

-     Greater  distance
-     Huge  sweet-spot
-     Pin-point  control
-     Greatly  reduced  vibration
-     Increased  velocity,  accuracy  and  forgiveness
-     Product  identity

     The Company's TourGear Forged Face Metal Wood ranked at the top in a 1994 evaluation by ALBA, one of Japan's most respected golf magazines. The evaluation included ten over-sized metal woods, judged by distance, accuracy, feel and appearance. Most major competitors participated except for Callaway's Big Bertha. The Company's TourGear Forged Face Metal Wood was the only product to have received an "A" ranking in all four categories. The Company's Ti-Gear driver finished second in overall driving on the Senior PGA tour in 1998.

Product  Line

     The Company's core product line is the Ti-Gear woods and irons. Both woods and irons feature forged titanium inserts that are inset into stainless steel shells, which incorporate the latest in graphite shafts and grips. The Company has recently introduced a new Ti-Gear all-titanium driver in a 9-degree loft named "Tsunami," to compliment the existing 9.5-degree loft Ti-Gear driver. At 310 cc and 340 cc in volume, the Tsunami will be the Company's entry in the super-size driver category. The main body of the all-titanium Ti-Gear driver is cast from aerospace-certified 6AL4V titanium and the face is fitted with a solid forged Beta titanium insert.

     The Company's patented insert technology is unique because it can be applied to any new trend in golf clubs such as size or shape. The Company already has developed prototypes of several additional irons using this technology. Although brand name golf equipment companies become known by their general consumer acceptance, golfers today have a tendency to be attracted more by performance and technology and less by a name brand. Companies can become even more well known for their technological superiority.

     Golfers around the world are looking for an individual club that will assist them when their skill level is overmatched. Many golfers search for a more compromising sand wedge, putter, driver, or trouble club (such as the #7 wood). The Company is prepared to add a full collection of trouble clubs and short game clubs. Insert technology can be applied to any club. The Company will be expanding its Arrowline Series of putters featuring the Arrowline patented alignment concept. The Company has successfully marketed the original Arrowline putter series for several years. The Company also plans to expand into a full line of utility clubs. The Company believes that the single club market will continue to grow and the Company's insert technology can play a major role in gaining identity in this niche market.

     While the current line being sold is the Ti-Gear woods and irons, the Company has introduced a new product to supplement its Ti-Gear line. The "Ti" in Ti-Gear is the symbol for titanium. The Company over the years has used names such a TourGear, Precision Gear, Gear Collection and Master Gear. In this case the name represents Titanium Gear, or abbreviated, Ti-Gear. This new line is called Tsunami fairway woods, and features clubs with a new insert material which will be an option in the current Ti-Gear product line. Part of this new line was introduced at the International PGA Show in January 1999 in Orlando, Florida. This new product line initially consists of a new line of fairway woods. The new iron (MG-3) will be a new lower profile design. The Company does not currently intend to delete any product lines. Production on this new line commenced in January 2000.

In January 2000, the Company also formally introduced its new "Tsunami" driver to the market at the 2000 PGA show in Orlando, Florida. This driver was developed to compete with several major name brand over-sized drivers, including

Ping (ISI), Yonex, Callaway, Taylor Made, and Katana, among others. The Tsunami driver is a state of the art design in material technology and utilizes the Company's multi-patented forged face insert technology. To compliment the Tsunami driver, the Company has developed a fairway wood, which will also be marketed under the name Tsunami, which is expected to be ready for full scale marketing by the end of April 2000.

Bel  Air  Golf  Companies  Acquisition

     On October 1, 1999, the Company entered into an agreement to acquire all of the operating assets of Bel Air Golf Companies, including the "Bel Air Golf" and "Players Golf" trade names, consisting of inventory and intangible assets. The Bel Air Golf Companies were acquired by new management in 1997 and had consolidated unaudited revenues of approximately $2,000,000 for the year ended December 31, 1998. Players Golf offers a full line of junior golf clubs, and Bel Air Golf is known primarily for golf glove products that offer both value and quality. Bel Air Golf and Players Golf will be operated as a separate division of GolfGear.

     In consideration for acquiring these assets, the Company assumed liabilities of approximately $50,000 and issued 400,000 shares of its restricted common stock. The Company also agreed to issue 255,000 warrants exercisable at $1.00 per share for a period of six months from closing, 100,000 warrants exercisable at $1.00 per share for a period of one year from closing, and 100,000 warrants exercisable at $1.00 per share, 100,000 warrants exercisable at $2.00 per share and 100,000 warrants exercisable at $3.00 per share, vesting and exercisable only if net revenues from Bel Air Golf and Players Golf reach $1,500,000, $2,000,000 and $2,500,000 in 2000, 2001 and 2002,
respectively. The Company issued 250,000 of the 400,000 shares on November 29, 1999 as an advance, in order to be able to operate the Bel Air Golf Companies on an interim basis. The Company also issued 10% of the securities described above as a finder's fee with respect to this transaction. This transaction closed on April 11, 2000.

Rugg  Acquisition

     On May 16, 1998, the Company entered into an Agreement for Sale and Purchase of Assets with Douglas Rugg for the acquisition of certain assets. This agreement covers: (i) all rights and interest in and to the design of golf bags and a golf bag carrying case, including technology know-how and all documentation thereto; (ii) the design to all eye-wear which is currently in development; (iii) the name "Executive Trail Blazer Golf Bag"; (iv) all books, records and customer and supplier lists used in his business; (v) all rights and interest in and to patents, trademarks, rights under contracts, leases, and claims or causes of action related to these assets or the business; (vi) all inventory relating to golf bags and sunglasses, including in process, finished and parts therefor; and (vii) all machinery and equipment relating to the assembly and/or shipping of the inventory. These assets were determined by the Company to be impaired and were written off as of December 31, 1998.

     In consideration for acquiring these assets, the Company paid the following: (i) the sum of $10,000; (ii) 125,000 shares of the Company's restricted common stock valued at $1.00 per share, with "piggyback" registration rights; and (iii) a 3% royalty on gross sales of all the merchandise and products covered by this agreement which are sold by the Company commencing September 30, 1998. In connection with this acquisition, Mr. Rugg agreed to furnish certain consulting services to the Company. This transaction was completed on November 11, 1998. No royalties have been paid under the agreement.

Source  of  Supply

     There are five primary components that are necessary to produce a golf club. The Company currently purchases heads from two suppliers, and has access to several manufacturers that are able to produce the same technology with the same quality standards with competitive pricing. The Company will continue to test components produced by other vendors in the event that they will be needed as product demand increases. The Company is not dependent on one supplier. The Company is constantly working on new materials and sources of supply in the event that additional vendors are necessary.
Patents  and  Know-How

     The Company's ability to compete effectively with other golf companies may be dependent, to a large degree, upon the proprietary nature of its technologies. The Company has eight United States patents and one international patent relating to the forged face technology and four patents relating to the Company's putter technology. The Company also has several patent applications pending. The patents for insert technologies represent an evolution that took place over a period of several years. The first patents cover simple combinations of forged and cast elements brought together to form a golf club head. Later filed patents have been directed toward alternative mechanisms for holding the component parts together and alternative versions using various combinations of metals including titanium. Titanium is now recognized throughout the industry as a superior metal for use in golf clubs. The patented putters include several devices that provide an alignment mechanism. A "virtual ball" marker allows the user to visualize the hit before the club is swung. This enables the club to be aligned to the ball, allowing the user to hit from the sweet-spot of the club. Additionally, the putter clubs have heel and toe weighting to minimize club head rotation on impact, ensuring a straighter shot.

     In general, the level of protection afforded by a patent is directly proportional to the ability of the patent owner to protect and enforce its rights under the patent. Since the financial resources of the Company are limited, and patent litigation can be both expensive and time-consuming, there can be no assurance that the Company will be able to successfully prosecute an infringement claim in the event that a competitor utilizes a technology that infringes on one or more of the patents owned by the Company. The Company also relies, to an extent, on unpatented know-how, trade secrets and technology, and there can be no assurance that other companies may not independently develop substantially identical technologies, or obtain unauthorized access to the Company's technologies.

     The Company received its eighth domestic patent (patent No. 5,720,673) on insert technology on February 4, 1998. The new patent further broadens the scope of the Company's insert patent portfolio. The new patent has a primary function of providing a means of affixing the face insert to a cast club head. The insert is set into a recess, and locked into place by material being pushed over the edge of the insert, thus locking it permanently into place. The Company has also received a patent which was issued in Taiwan. The Company has several other patents pending both domestically as well as internationally. The Company will continue to focus on expanding its patent coverage on insert technology.

Licensing  of  Technology

     On August 12, 1998, the Company entered into a license agreement with Confidence Golf, Inc., whereby the Company licensed Confidence Golf, Inc. on a non-exclusive basis to use its forged insert technology.

     On November 19, 1998, the Company entered into a similar licensing agreement with Wilson Sporting Goods Company to also use the Company's forged insert technology. Under the terms of this agreement, Wilson agreed to pay royalties as follows: (a) for irons: $1.00 per club for the first 250,000 sold, $0.75 per club for the next 250,000 up to 500,000, and $0.50 for over 500,000;
and (b) for woods: $1.00 per club for the first 500,000 and $0.75 per club over 500,000.

     On November 17, 1999, the Company entered into a license agreement with PowerBilt Golf. This agreement grants to PowerBilt a non-exclusive license to sell, offer to sell, use, and otherwise dispose of certain licensed products utilizing licensed patent rights in all non-Asian countries and in Korea (this specifically excludes Japan, Singapore, Hong Kong, the Philippines, Malaysia, Indonesia, and Taiwan). This agreement also grants to this company a non-exclusive license to make or have made certain licensed products utilizing the patent rights anywhere. Under the terms of this agreement, royalties are to be paid as follows: (a) for irons, $1.15/club for first 250,000, $.75/club for next 250,000 to 500,000, $.50/club for 500,000 up; and (b) for woods, $1.15/club for  first  500,000,  $.75/club  for  500,000  up.


ITEM  2.  DESCRIPTION  OF  PROPERTY

     The Company's headquarters are located at 12771 Pala Drive, Garden Grove, California 92841, which consists of approximately 10,000 square feet of office and warehouse space. These offices are covered by a three-year lease agreement which expires on February 1, 2003. The Company expects that this facility will be adequate for the Company's operations during the term of this lease.


ITEM  3.  LEGAL  PROCEEDINGS

     A claim has been asserted against the Company for breach of contract, as well as certain other claims, by Peter Alliss, who has asserted damages in excess of $600,000 arising out of a contract between the parties dated January 1, 1998. The Company and Mr. Alliss are in discussions regarding the validity of the claims and the actual amount of damages, if any. The Company believes that the claims are substantially without merit, and intends to vigorously contest any litigation that may be filed. As this matter is in an early stage, the Company is currently unable to predict the ultimate outcome of this matter or the effect, if any, that its resolution may have on the Company's financial position, results of operations and cash flow.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended December 31, 1999.

                                     PART  II.

ITEM  5.  MARKET  FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market  Information

     From December 11, 1997 through approximately November 1999, the common stock of the Company has traded on the OTC Bulletin Board under the symbol "GEAR". From approximately December 1999 through February 2000, the common stock was traded in the over the counter market. During March 2000, the common stock was relisted on the OTC Bulletin Board. The following table sets forth the range of reported closing bid prices of the common stock during the periods indicated. Such quotations reflect prices between dealers in securities and do not include any retail mark-up, mark-down or commission, and may not necessarily represent actual transactions. The information set forth below was obtained from America Online, Inc. The trading market is limited and sporadic and should not be deemed to constitute an "established trading market."

Per  Share  Common  Stock  Bid  Prices  by  Quarter
For  the  Fiscal  Year  Ended  December  31,  1999:

                                               High      Low
                                              -------  -------
First Quarter                                 $  2.00  $  0.87
Second Quarter                                   1.25     0.75
Third Quarter                                    0.87     0.25
Fourth Quarter                                   1.31     0.08

Per Share Common Stock Bid Prices by Quarter
For the Fiscal Year Ended December 31, 1998:
--------------------------------------------

First Quarter                                    6.19     2.50
Second Quarter                                   2.50     1.50
Third Quarter                                    3.00     1.25
Fourth Quarter                                   2.38     0.94


Holders

     As of March 31, 2000, there were 183 shareholders of record of the Company's common stock.

Dividends

     Holders of common stock are entitled to receive dividends, if, as and when declared by the Board of Directors out of funds legally available therefor, subject to the dividend and liquidation rights of any preferred stock that may be issued and outstanding. The Company has not paid any cash dividends on its common stock and has no present intention of paying cash dividends in the foreseeable future. It is the present policy of the Board of Directors to retain all earnings to provide for the future growth and development of the Company's business operations.

Sales  of  Unregistered  Securities

     The Company issued 210,526 shares of its convertible preferred stock on October 29, 1999 to M.C. Corporation for the sum of $2,000,000 under a Binding Subscription for Purchase of Equity Securities agreement. The following fees were paid in connection with this financing: (a) a finder's fee in the amount of $200,000, (b) warrants to purchase 20,000 shares of common stock at $1.00 per share, and (c) 1% of all royalties to be received by the Company.

     On June 16, 1999, the Company sold 66,667 shares of its common stock to Bidwell Trust for $50,000 pursuant to an agreement to sell up to 500,000 shares to that same investor (no discounts or commission were paid in connection with this sale). On August 31, 1999, the agreement expired with no further sales being made.

     During 1998, the Company raised gross proceeds of $1,587,500 (out of a maximum offering of $2,000,000) from a private placement of 1,587,500 shares of its common stock at a price of $1.00 per share. In connection with this private placement, which commenced on January 1, 1998 and concluded on June 30, 1998, the Company paid commissions and fees of $12,450, issued 160,000 shares of common stock valued at $160,000 for services rendered and issued warrants to purchase 217,000 shares of common stock exercisable at $2.00 per share through March 1, 2001, and warrants to purchase 31,050 shares of common stock exercisable at $1.20 per share through December 29, 2000.

     During 1997, the Company raised gross proceeds of $1,037,500 (out of a maximum offering of 1,500,000) from a private placement of its common stock that commenced on September 1, 1997 at a price of $.57 per share and $50,000 from private placements that commenced on December 12, 1997 at a price of $1.00 per share. In connection with this private placement, which were concluded by December 31, 1997, the Company paid commissions and fees of $101,250, issued 499,002 shares of common stock valued at $282,000 for services rendered and issued warrants to purchase 1,057,500 shares of common stock exercisable at $.28 per share through October 1, 2002, and warrants to purchase 5,000 shares of common stock exercisable at $1.20 per share through December 29, 2000.

     On October 1, 1998 and December 31, 1997, accounts payable in the aggregate amount of $100,000 and $89,983, respectively, were converted into 100,000 shares and 157,204 shares, respectively, of the Company's common stock. No commissions or fees were paid in connection with this sale.

     On October 11, 1998, the Company paid $10,000 in cash and issued 125,000 shares of its common stock valued at $125,000 for the purchase of a golf accessory business (Rugg Acquisition). No commissions or fees were paid in connection with this sale.

     On December 31, 1997, the Company's President, Donald Anderson, converted his accrued salaries of $115,770 into 154,360 shares of the Company's common stock at $.75 per share. No commissions or fees were paid in connection with this sale.

     For the year ended December 31, 1998, the Company issued 256,033shares valued at $275,635, all for services received. No commissions or fees were paid in connection with these sales.

     On January 1, 1999, July 1, 1998, and December 31, 1997, warrants to purchase 50,000 shares, 150,000 shares, and 119,799 shares, respectively, at prices ranging from $0.28 to $2.00 per share were issued to non-employees for services rendered. During the year ended December 31, 1999, warrants to purchase 79,000 shares at prices ranging from $0.50 to $2.00 per share were issued to non-employees for services rendered. No commissions or fees were paid in connection with this sales.

     On November 29, 1999, the Company issued 275,000 shares of its common stock as an advance towards the acquisition of certain assets of Bel Air Golf Companies.

     All of the above offerings were undertaken pursuant to the limited offering exemption from registration under the Securities Act of 1933, as amended, as provided in Rule 506 under Regulation D as promulgated by the U.S. Securities and Exchange Commission, and offers and sales were made only to "accredited investors." These offerings met the requirements of Rule 506 in that: (a) there are no more than or the Company reasonably believed that there were no more than 35 purchasers of securities from the issuer in any offering under this section; and (b) each purchaser who is not an accredited investor is a "sophisticated investor," that is, the investor either alone or with his purchaser representative(s) has such knowledge and experience in financial and business matters that he is capable of evaluating the merits and risks of the prospective investment, or the Company reasonably believed immediately prior to making any sale that such purchaser came within this description.

     Under Rule 506, an accredited investor is not counted in the number of investors permitted. An accredited investor includes: (a) any natural person whose individual net worth, or joint net worth with that person's spouse, at the time of his purchase exceeds $1,000,000; and (b) any natural person who had an individual income in excess of $200,000 in each of the two most recent years or joint income with that person's spouse in excess of $300,000 in each of those years and has a reasonable expectation of reaching the same income level in the current year.

ITEM  6.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

Overview

     The following management's discussion and analysis of financial condition and results of operations reviews the financial performance of the Company for the years ended December 31, 19997 and 1998, and should be read in conjunction with the Company's consolidated financial statements and notes thereto.

     For accounting purposes, the acquisition of GGI by Harry Hurst, Jr., Inc. has been treated as a reverse acquisition of GGI with GGI considered the acquiror. The historical financial statements prior to December 5, 1997 are those of GGI. All information in the financial statements has been retroactively restated to reflect his transaction.

     The  consolidated financial statements include the accounts of the Company,
Its  wholly-owned  subsidiary,  GGI,  Inc.  and   GGI,   Inc.'s   wholly-owned
subsidiaries, Gear Fit Golf Company and Pacific Golf Holdings, Inc. All significant inter-company transactions and balances have been eliminated in consolidation.

Major  Developments

     On October 1, 1999, the Company entered into an agreement to acquire all of the operating assets of Bel Air Golf Companies, including the "Bel Air Golf" and "Players Golf" trade names, consisting of inventory and intangible assets. The Bel Air Golf Companies were acquired by new management in 1997 and had consolidated unaudited revenues of approximately $2,000,000 for the year ended December 31, 1998. Players Golf offers a full line of junior golf clubs, and Bel Air Golf is known primarily for golf glove products that offer both value and quality. Bel Air Golf and Players Golf will be operated as a separate division of GolfGear.

     In consideration for acquiring these assets, the Company assumed liabilities of approximately $50,000 and issued 400,000 shares of its restricted common stock. The Company also agreed to issue 255,000 warrants exercisable at $1.00 per share for a period of six months from closing, 100,000 warrants exercisable at $1.00 per share for a period of one year from closing, and 100,000 warrants exercisable at $1.00 per share, 100,000 warrants exercisable at $2.00 per share and 100,000 warrants exercisable at $3.00 per share, vesting and exercisable only if net revenues from Bel Air Golf and Players Golf reach $1,500,000, $2,000,000 and $2,500,000 in 2000, 2001 and 2002,
respectively. The Company issued 250,000 of the 400,000 shares on November 29, 1999 as an advance, in order to be able to operate the Bel Air Golf Companies on an interim basis. The Company also issued 10% of the securities described above as a finder's fee with respect to this transaction. This transaction closed on April 11, 2000.

     The acquisition of the assets of the Bel Air Golf Companies is expected to have a material impact on the Company's operations. The Company expects that it will generate in excess of $1,000,000 in sales from the Bel Air product lines in 2000, at gross margins somewhat lower than the Company's 40% gross margin generated during the year ended December 31, 1999.

     During September 1999, the Company completed a distribution agreement with M.C. Corporation of Tokyo, Japan. This agreement establishes M.C. Corporation As the exclusive Asian distributor (excluding South Korea) for the Company's full line of proprietary golf equipment and accessories. This alliance provides the Company with marketing and distribution in Asia with a strong financial partner, and is expected to have a positive impact on operations in 2000 and beyond.

Results  of  Operations

Years  ended  December  31,  1999  and  1998

     Net sales increased to $2,302,407 in 1999 from $1,244,119 in 1998, an increase of $1,058,288 or 85.1%, as a result of increased unit sales and increasing market acceptance of the Company's proprietary forged face insert technology.

     Gross profit increased to $922,552 in 1999 from $306,385 in 1998, and increased as a percentage of net sales to 40.1% in 1999 from 24.6% in 1998. The increase in gross profit margin in 1999 as compared to 1998 was due to the introduction of new, higher-margin products, as well as a shift in the sales mix in 1999 as compared to 1998.

     Selling and marketing expenses decreased by $83,920, to $573,933 in 1999 (24.9% of sales) from $657,853 in 1998 (52.9% of sales), as a result of reduced selling and marketing activities and the Company's cost control efforts. Selling and marketing expenses decreased as a percent of sales in 1999 as compared to 1998 as a result of the Company employing sales and marketing efforts more selectively and efficiently to market and promote its products.

     Tour and pro contract expenses decreased by $288,246, to $191,315 in 1999 (8.3% of sales) from $479,561 in 1998 (38.5% of sales), as a result of a reduced emphasis and reliance on the services of touring professionals to promote the Company's products.

     General and administrative expenses increased by $47,026, to $1,177,268 in 1999 (51.1% of sales) from $1,130,242 (90.8% of sales) in 1998.

     On May 16, 1998, the Company entered into an Agreement for Sale and Purchase of Assets with Douglas Rugg for the acquisition of certain assets. The Company paid $10,000 cash, and completed this transaction on November 11, 1998 by issuing 125,000 shares of common stock valued at $125,000. The Company wrote off the assets acquired as of December 31, 1998.

     During 1998, the Company incurred aggregate costs of $503,567 with respect to the preparation and filming of an infomercial. At December 31, 1998, management reviewed the Company's infomercial marketing program and determined that it was unlikely to be successful and, accordingly, such costs were charged to operations at December 31, 1998.

     Depreciation and amortization decreased by $4,761, to $51,898 in 1999 from $56,659 in 1998 as a result of decreased depreciation and amortization recorded relating to property and equipment and patents and trademarks.

     Interest expense increased by $18,488, to $55,701 in 1999 from $37,213 in 1998, as a result of an increase in the level of interest-bearing debt incurred to finance operations.

     The Company recorded a provision for bad debts of $240,069 in 1999, as compared to $39,448 in 1998. The increase of $200,621 was primarily due to a dispute with a former customer that was settled during 1999.

     Net loss was $1,360,999 for the year ended December 31, 1999, as compared to a net loss of $2,730,170 for the year ended December 31, 1998.

Liquidity  and  Capital  Resources  -  December  31,  1999

     During the years ended December 31, 1999 and 1998, the Company has financed its working capital requirements principally from the private placement of its common stock. During the years ended December 31, 1999 and 1998, net proceeds from the sale of common stock were $1,835,452 and $1,415,050, respectively. Such funds have periodically been supplemented with short-term borrowings under the Company's bank line of credit and other private sources. This bank line of credit is unsecured, has a maximum borrowing level of $70,000, and is personally guaranteed by the President of the Company.

     During the years ended December 31, 1999 and 1998, the Company's operations utilized cash of $950,162 and $1,512,887, respectively. As of December 31, 1999, the Company had working capital of $776,327, as compared to a working capital deficiency of $187,639 at December 31, 1998. The Company's current ratio was 1.83:1 at December 31, 1999, as compared to 0.80:1 at December 31, 1998. Although this working capital deficiency did not have an effect on the Company's ability to meet its obligations as they come due during 1999 due to private offering stock sales and other sources of financing, the Company has in the past periodically had to defer or decline orders due to insufficient working capital.

     During the years ended December 31, 1999 and 1998, the Company expended $40,101 and $88,654, respectively, for the purchase of property and equipment.

     The Company did not have any capital expenditure commitments outstanding at December 31, 1999, although the Company anticipates making capital expenditures in the ordinary course of business commensurate with an expected increase in the Company's business operations in subsequent periods and with respect to its relocation to new facilities in February 2000.

     During the year ended December 31,1999, the Company reduced its bank line of credit by $31,241, as compared to increasing it by $4,769 during the year ended December 31, 1998. During the years ended December 31, 1999 and 1998, the Company received proceeds from short-term borrowings of $50,000 and $65,000, respectively. During the years ended December 31, 1999 and 1998, the Company repaid short-term borrowings of $65,494 and $34,797, respectively. The Company also repaid notes payable to shareholders of $34,779 in 1999.

     Although the Company believes that it has adequate operating capital to support its operations at current levels during 2000, the Company will require substantial additional operating capital during 2000 to prepare and broadcast an infomercial, establish its own assembly facility, and finance the expansion of its business. Should adequate working capital not be available in the future on a timely basis and under acceptable terms and conditions to fund the Company's operations, the Company may have to substantially reduce its operations to a level consistent with its available working capital resources.

Year  2000  Issue

     The Year 2000 Issue results from the fact that certain computer programs have been written using two digits rather than four digits to define the applicable year. Computer programs that have sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions or engage in similar normal business activities.

     As of December 31, 1999, the Company had completed any required modifications to its software to ensure that its software systems were Year 2000 compliant. The cost of such modifications was not material.

     Since the date rollover on January 1, 2000, the company has not experienced any material adverse effect from the Year 2000 Issue. While the primary risk to the Company with respect to the Year 2000 Issue continued to be the ability of third parties to provide goods and services in a timely and accurate manner, the Company has not experienced any such disruption to date. The Company does not expect any remaining risks with respect to the Year 2000 Issue to have a material adverse effect on the Company.

New  Accounting  Pronouncement

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), which is effective for financial statements for all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. SFAS No. 133 also addresses the accounting for hedging activities. The Company will adopt SFAS No. 133 for its fiscal year beginning January 1, 2001. The Company does not expect that adoption of SFAS No. 133 will have a material impact on its financial statement presentation and disclosures.


ITEM  7.  FINANCIAL  STATEMENTS

     The consolidated financial statements are listed at the "Index to Consolidated Financial Statements" elsewhere in this document.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART  III.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The following table and text sets forth the names and ages of all directors and executive officers of the Company as of March 31, 2000. The Board of Directors is comprised of only one class. All of the directors will serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. There are no family relationships among directors and executive officers. Also provided is a brief description of the business experience of each director and executive officer during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws.

Name                              Age                   Positions
-------                          -----                  -----------

Donald  A.  Anderson              49                    President and Director

Robert  N.  Weingarten            46                    Chief Financial Officer,
                                                        Secretary and Director

Frank  X.  McGarvey               55                    Director

Naoya  Kinoshita                  34                    Director



Biographies  of  Directors  and  Executive  Officers:

Donald A. Anderson. Mr.Anderson has been in the golf business for his entire adult life. He taught golf at his home course at 19, and played as a golf professional in local events. In 1973, Mr. Anderson became director of sales and marketing of R.A.C.O. Manufacturing, a foundry in Whittier, California, which produced putters for nearly every major golf club maker in the industry including the Ben Hogan Company, Spalding, Wilson Sporting Goods, MacGregor, H and B, Northwestern Golf and Pinseeker to name a few. In 1980, Mr. Anderson moved to Chicago to become director of sales for the Northwestern Golf Club Company, which at the time was the world's largest exclusive manufacturer of golf clubs. While at Northwestern, Mr. Anderson pioneered the development and introduction of the original metal wood, and worked to engage several touring professionals to the staff. Mr. Anderson signed Nancy Lopez, Tom Weiskopf, Jim Thorpe, Judy Rankin, Marlene Hagge, Tom Shaw, Bob Murphy, J. C. Snead, George Low and Hubert Green. In 1986, Mr. Anderson became a consultant for Slotline Golf Company. In 1987, Mr. Anderson became vice president of the Stan Thompson Golf Club Company, a 50 year old manufacturer of golf clubs. After completing a three year contract at Stan Thompson in December 1989, Mr. Anderson founded the Company.

Robert N. Weingarten. Mr. Weingarten has served as Chief Financial Officer, Secretary and a Director since joining the Company in October 1997. From July 1992 to the present, he has been the sole shareholder of Resource One Group, Inc., a financial consulting and advisory company. From January 1, 1997 through July 31, 1997, Mr. Weingarten was a principal in Chelsea Capital Corporation, a merchant banking firm. Since 1979, Mr. Weingarten has served as a consultant with numerous public companies in various stages of development, operation or reorganization. Mr. Weingarten received an M.B.A. in Finance from the University of Southern California and a B.A. in Accounting from the University of Washington. Mr. Weingarten is an officer of Casmyn Corp., a publicly held mineral resource development company.

Frank X. McGarvey. Mr. McGarvey specializes in financial consulting for emerging growth companies. He is also a director and the chief operating officer of Colori Inc., which operates under a joint venture agreement with Gi Picco's Cosmetics SRL, a large European cosmetic company. He was associated with Jefferson Research of Portland, Oregon, a company engaged in equities research for money management firms. He was the co-founder of Stoller Chemical Company and founder of Micron Corp. He holds a B.S. degree in Chemical Engineering from the University of Pennsylvania. Mr. McGarvey was appointed a Director of the Company in October 1997.

Naoya Kinoshita. Mr. Kinoshita is President of M.C. Corporation, which he founded in 1990 and is involved in real estate development and management. In 1995, Mr. Kinoshita began development, construction and sales of generational housing; i.e., housing for two generations of family (parents and offspring under one roof), as well as imported housing sales from outside Japan. During the same year he started an Internet service provider business. In 1996, Mr. Kinoshita combined his experience in real estate development and the Internet to construct and sell the first Internet line pre- stalled condominium in Japan. More recently, he commenced the design, construction, and sales of 2x4 housing which utilized fewer chemicals, and more natural materials to promote healthy living for the resident. Mr. Kinoshita has extensive expertise in real estate development, information processing, sales, management, and distribution. Mr. Kinoshita has served as a Director since October 1999.

Key  Employees

Nathan  A.  Lopez,  Vice  President  of  Sales  and  Marketing

     Mr. Lopez, age 41, has nearly fifteen years experience in pioneering new material technologies in the golf industry. From 1986 to 1992, Mr. Lopez served as the head design and material expert at Aldila Inc., where he successfully developed the second generation of advanced composite golf shafts that propelled companies like Taylor Made and Callaway Golf into their respective leadership of golf hard goods. From 1992 to 1995, Mr. Lopez directed Easton Aluminum in the development, marketing and sales of the second generation aluminum and aluminum/carbon golf shafts into the OEM and custom club maker market. He joined Winn Grips in 1995 and is credited with pioneering the market niche for this new advanced polymer golf grip. Within three years, Winn Grips had become the premium golf grip in the golf industry. Mr. Lopez joined the Company in October 1998.

Rhonda  Jurs,  Director  of  Sales

     Ms. Jurs, age 35, has more than fourteen years in the golf industry, and possesses substantial experience in telemarketing sales. She began her golf career at Slotline Golf in the production department and gained first-hand knowledge of club manufacturing. She quickly moved into marketing where she developed Slotline's customer service department. From 1986 through 1997, Ms. Jurs was a leader in Slotline's telemarketing department. As Key Accounts Manager, she worked with the volume retailers and supervised the inside sales team. She joined the Company in January 1998.

Brian  Jacobsen,  Controller

     Mr. Jacobsen, age 55, has over 20 years of experience in financial management. He joined the Company in May 1998 and works with all financial aspects of the Company. From February 1993 to May 1998, Mr. Jacobsen served as controller for Hart Tool Co. (a hammer manufacturer and distributor), where he headed the accounting department. Previously he was employed for 5 years as a junior accountant at Ram Golf Corp. and 6 years as controller for Confidence Golf Corp. (both companies are golf club distributors). As a result, Mr. Jacobsen brings the Company a financial background combined with an understanding of the golf industry.

Mark  Collins,  Director  of  Manufacturing

     Mark Collins, age 38, began his industry career in 1983. While working as machinist for a California tooling company, Mr. Collins built what is believed to be the first putter with a "milled face." After honing his skills as a golf club craftsman at Quality Golf Products of Fountain Valley, California, Mr. Collins joined Daiwa Golf in 1992. At Daiwa, a recognized leader in the golf equipment industry, Mr. Collins combined his knowledge of advanced metal alloys and graphite shafts with expertise in precision manufacturing to build clubs for well known PGA professionals such as Fuzzy Zoeller, Pete Jordan, Jerry Kelly, and LPGA notables Amy Alcot and Luciana Benevenuti. He joined the Company in April 1998.

Board  of  Advisors

     The following individuals serve as non-compensated advisors to the Company for the purpose of providing advice and counsel to management:

Douglas  J.  Rugg

     Mr. Rugg, is active in product design. Mr. Rugg designs and develops golf bags and other accessories for such names as Black Flys; Modern Amusement; Hard Rock Hotel and Casino; Palmilla Hotel in Cabo San Lucas, Mexico; and Tommy Hilfiger. Mr. Rugg brings experience in marketing to both the golf and the youth market.

J.  Scott  Schmidt

     Mr. Schmidt is the former President and Chief Executive Officer of Thompson Newspapers Corporation, West Group, President and Publisher of American Collegiate Network, Inc.; President and Chief Executive, Hilton/Schmidt, a media consulting firm; President and Chief Executive Officer, California Fashion Publications; President and Chief Executive of Van Nuys Publishing. Before launching a career in publishing, he served in various senior editorial posts with the Chicago Tribune and Chicago Today. Mr. Schmidt attended Bradley University and Northwestern University.

John  Zebelean

     Mr. Zebelean is the inventor and patent holder for the original investment cast metal wood, which subsequently became Taylor Made and created a multi-billion dollar industry. He has since designed metal woods for Pinseeker, Confidence Golf, Northwestern, Pebble Beach and Spalding. He holds a Ph.D. in Physics.

Compliance with Section 16(a) of the Securities Exchange Act of 1934, as Amended

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers and persons who own more than 10% of a registered class of the Company's equity securities to file various reports with the Securities and Exchange Commission concerning their holdings of, and transactions in, securities of the Company. Copies of these filings must be furnished to the Company. During the fiscal year ended December 31, 1999, the Company did not have any class of equity securities registered pursuant to
Section 12 of the Securities Exchange Act of 1934, as amended, and accordingly, was not subject to the reporting requirements of Section 16 of the Securities
Exchange  Act  of  1934,  as  amended.

ITEM  10.  EXECUTIVE  COMPENSATION

     The following table sets forth the cash compensation paid by the Company to present executive officers and as to all persons as a group who were executive officers of the Company at any time during the fiscal year ended December 31, 1999.

                                          SUMMARY COMPENSATION TABLE


                                Annual compensation                         Long-term compensation
--------------------------------------------------------------------------------------------------------------
                                                                     Awards           Payouts
--------------------------------------------------------------------------------------------------------------
                                              Other annual                Securities
                                              compensation                  under-                 All other
Name and             Year                          ($)       Restricted      lying               compensation
principal position          Salary    Bonus                     Stock      options/      LTIP
                              ($)      ($)                    Award(s)       SARs      Payouts        ($)
                                                                 ($)          (#)        ($)

(a)                   (b)     (c)      (d)         (e)           (f)          (g)        (h)          (i)
Donald A.             1999   99,000   20,000      15,210(1)            0            0         0              0
Anderson,             1998   52,769        0      15,470(2)            0            0         0              0
President             1997    5,500   50,000             0             0            0         0              0
--------------------------------------------------------------------------------------------------------------
Robert N.
Weingarten,
Chief Financial       1999   36,000        0             0             0            0         0              0
Officer and           1998   36,000        0             0             0            0         0              0
Secretary             1997    9,000        0             0             0            0         0              0
--------------------------------------------------------------------------------------------------------------

(1)     Includes  $3,822  for medical insurance premiums and $2,388 for life insurance premiums paid on behalf of  Mr.  Anderson  in  1999.  Also  includes  auto  allowance  of  $9,000.
(2)     Includes  $3,924  for medical insurance premiums and $2,546 for life insurance premiums paid on behalf of  Mr.  Andersonin  1998.  Also  includes  auto  allowance  of  $9,000.


Annuity  or  Pension  Plans

     There are no annuity, pension or other benefits, including long-term compensation, proposed to be paid to the named officers of the Company as there is no plan currently existing which provides for such payments by the Company or any of its subsidiaries.

Employment  Contract

     The  Company  has  entered  into  an  employment  agreement  with Donald A.
Anderson, dated July 1, 1998, which expires on December 31, 2002. This agreement has an automatic renewal provision which allows renewal for a one year period on the same terms and conditions unless either party gives notice to the other party of at least ninety (90) days prior to the expiration of the term of their intention to renew the agreement. The agreement may only be terminated by the Company if there is a willful breach or habitual neglect of duties relating to performing terms of the agreement or there are acts of dishonesty, fraud and misrepresentation. The agreement provides for a base salary of $90,000 per year, increased by a minimum of 10% annually, and an automobile expense allowance of $750 per month. In addition to the fixed salary, Mr. Anderson is to receive under the terms of this agreement a sum equal to five percent (5%) of the net earnings, as defined, of the Corporation for each fiscal year (provided, however, such additional compensation for any fiscal year will not exceed $200,000). Since the date of this agreement, there have been no net earnings upon which to pay such additional amount.

Board  of  Directors

      During the year ended December 31, 1999, four meetings of the Board of Directors were held. All directors attended at least 75% of all board meetings for which they were eligible to attend. Directors receive no additional compensation for serving on the Board of Directors, but are reimbursed for reasonable out-of-pocket expenses incurred in attending board meetings. The Company had no audit, nominating or compensation committee, or committees performing similar functions, during the fiscal year ended December 31, 1999.


Stock  Option  Plan

     In October of 1997, the Board of Directors of the Company approved a stock option plan entitled "GolfGear International, Inc. 1997 Stock Incentive Plan" ("Plan"). This Plan is intended to allow designated officers and employees and certain non-employees of the Company to receive stock options to purchase the Company's common stock and to receive grants of common stock subject to certain restrictions as more fully described in the Plan. The Plan has reserved 2,642,625 shares of common stock, subject to adjustments that may be issued under the Plan.

     The Plan provides for the granting to employees (including employees who are also directors and officers) of options intended to qualify as incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended ("Code"), and for the granting of non-statutory stock options to directors, employees and consultants. The Plan is currently administered by the Board of Directors of the Company.

     The exercise price per share of incentive stock options granted under the Plan must be at least equal to the fair market value of the common stock on the date of grant. With respect to any participant who owns shares representing more than 10% of the voting power of all classes of the Company's outstanding capital stock, the exercise price of any incentive or non-statutory stock option must be equal to at least 110% of the fair market value of the grant date, and the maximum term of the option must not exceed five years. The terms of all other options granted under the Plan may not exceed ten years. Upon a merger of the Company, the options outstanding under the Plan will terminate unless assumed or substituted by the successor corporation. As of December 31, 1999, 1,242,085 options were granted under the Plan.

                                   OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                         (Ended December 31, 1999)
                                            [Individual Grants]


Name              Number of securities      Percent of total      Exercise or base price   Expiration date
                       underlying         options/SARs granted            ($/Sh)
                  options/SARs granted   to employees in fiscal
                           (#)                    year

(a)                        (b)                     (c)                      (d)                  (e)

Donald A.
Anderson,                       150,000                      67%                    0.275  August 2001
President

Robert N.
Weingarten,
Chief Financial
Officer and                      75,000                      33%                     0.25  August 2001
Secretary


                        AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                                    AND FY-END OPTION/SAR VALUES



               Value of unexercised
               Number of securities         in-the-money
              underlying unexercised    options/SARs at FY-
              options/SARs at FY-end          end ($)
Name            Shares acquired on       Value realized ($)             (#)           Exercisable/
                   exercise (#)             Exercisable/         Unexercisable (1)
                   Unexercisable

(a)                     (b)                     (c)                     (d)                (e)
------------  -----------------------  ----------------------  ---------------------  -------------


Donald A.
Anderson,                           -                       -   384,900 Exercisable/              -
President                              117,450 Unexercisable
------------                           ----------------------

Robert N.
Weingarten,
Chief
Financial
Officer and                         -                       -   251,175 Exercisable/              -
Secretary                                     0 Unexercisable
------------                           ----------------------

(1)     The dollar values are calculated by determining the difference between the weighted average exercise price of the stock options and the market price for the common stock of $0.08 per share at
December  31,  1999.  As  of  December 31, 1999, none of the unexercised options were in-the-money.




ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT

     As used in this section, the term beneficial ownership with respect to a security is defined by Rule 13d-3 under the Securities Exchange Act of 1934, as amended, consisting of sole or shared voting power (including the power to vote or direct the vote) and/or sole or shared investment power (including the power to dispose of or direct the disposition of) with respect to the security through any contract, arrangement, understanding, relationship or otherwise, subject to community property laws where applicable.

     As of March 31, 2000, the Company had a total of 12,816,348 shares of common stock issued and outstanding and 219,858 shares of Series A Senior Convertible Preferred Stock issued and outstanding. Each share of Series A Senior Convertible Preferred Stock is convertible into ten shares of common stock, and votes on an "as if" converted basis.

     The following table sets forth, as of March 31, 2000: (a) the names and addresses of each beneficial owner of more than five percent (5%) of the Company common stock known to the Company, the number of shares of common stock beneficially owned by each such person, and the percent of the Company's common stock so owned; and (b) the names and addresses of each director and executive officer, the number of shares of common stock of the Company beneficially owned, and the percent of the Company's common stock so owned, by each such person, and by all directors and executive officers of the Company as a group. Each such person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

-----------------------------------------------------------------------------------
                                  Name and Address of
Title of Class                     Beneficial Owner           Amount of
                               Beneficial Ownership (1)   Percent of Class
-----------------------------------------------------------------------------------
                               Donald A. Anderson,
Common Stock                   12771 Pala Drive, Garden       3,181,885 (2)  16.77%
                               Grove, California 92841
-----------------------------------------------------------------------------------
                               M.C. Corporation,
                               Terasiosu Bldg., 6-7-2
                               Minami Aoyama,
                               Minato-ku, Tokyo, Japan
Common Stock                         107-0062                 2,528,580 (3)  13.32%
-----------------------------------------------------------------------------------
                               Berkeley Investment
                               Group, Ltd., AV.
                               Libertador, Piso 3 OFC 3-
Common Stock                   7, Caracas, Venezuela          2,226,800 (4)  11.73%
-----------------------------------------------------------------------------------
                               Robert J. Williams, 62-156
                               Corporate Way, Thousand
Common Stock                   Oaks, California 92276         1,442,521       7.60%
-----------------------------------------------------------------------------------
                               Frank X. McGarvey,
                               12771 Pala Drive, Garden
Common Stock                   Grove, California 92841          965,940 (5)   5.09%
-----------------------------------------------------------------------------------
                               Yeon Park, 16582 Gothard
                               Street, Huntington Beach,
Common Stock                   California 92646                 867,000 (6)   4.57%
-----------------------------------------------------------------------------------
                               Robert N. Weingarten,
                               12771 Pala Drive, Garden
Common Stock                   Grove, California 92841          827,049 (7)   4.36%
-----------------------------------------------------------------------------------
                               Naoya Kinoshita,
                               Terasiosu Bldg., 6-7-2
                               Minami Aoyama, Minato-
                               ku, Tokyo, Japan 107-
Common Stock                            0062                     75,000 (8)   0.40%
-----------------------------------------------------------------------------------
                               Shares of all directors and
                               executive officers as a        5,049,874      26.61%
Common  Stock                  group (4 persons)
-----------------------------------------------------------------------------------

(1)     Other  than  as  footnoted, none of these security holders has the right to acquire  any amount of the Shares within sixty days from options, warrants, rights, conversion  privilege,  or  similar  obligations.

(2)     Includes  options  to  purchase  234,900  of  shares  of common stock at an exercise  price  of  $.62  per  share; an additional 117,450 shares are exercisable starting  in October 2000 (all these options expire in October 2002). Also includes options  to  purchase 150,000 shares of common stock at an exercise price of $0.275 per  share  under  the  Stock  Incentive Plan; these options expire in August 2001.
Also  includes  154,360  shares  of common stock held in the name of Mr. Anderson's wife  as  to  which  he  disclaims  beneficial  ownership.

(3)     Reflects the right to convert 219,858 shares of convertible preferred stock into  2,198,580  shares of common stock, which right expires in October 2001.  Also includes  warrants  to purchase 330,000 shares of common stock at an exercise price of  $1.00  per  share;  these  warrants  expire  in  October  2002.

(4)     Includes  warrants  to  purchase  1,162,755  shares  of  common stock at an exercise  price  of  $.28  per  share;  these  warrants  expire  in  October  2000.


(5)     Includes  options to purchase 105,705 shares of common stock at an exercise price  of  $.57  per  share;  these  options  expire in October 2002. Also includes options to purchase 75,000 shares of common stock at an exercise price of $0.25 per share  under  the  Stock Incentive Plan; these options expire in August 2001.  Also includes  warrants  to  purchase  35,235 shares of common stock at $1.00 per share;
these  warrants  expire  in  February,  2002.

(6)     Includes  warrants  to purchase 217,000 shares of common stock at $2.00 per share;  these  warrants  expire  in  March  2001.

(7)     Includes  options to purchase 176,175 shares of common stock at an exercise price of $.57 per share.  The options expire in October 2002. Also includes options to  purchase  75,000 shares of common stock at an exercise price of $0.25 per share under the Stock Incentive Plan; these options expire in August 2001.  Also includes
19,200  shares  owned  by  Resource  One  Group, Inc., which is wholly owned by Mr.
Weingarten.

(8)     Naoya Kinoshita is President of M.C Corporation. He has options to purchase
75,000  shares  of  common stock at an exercise price of $0.275 per share under the
Stock  Incentive  Plan;  these  options  expire  in  August  2001.


Changes  in  Control:

     The Company is unaware of any contract or other arrangement, the operation of which may at a subsequent date result in a change in control of the Company.


ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

Finder's  Fee

     In July of 1998, the Board of Directors approved the payment of $65,000 as a finders fee to Donai Anderson, the wife of Donald A. Anderson. This finders fee was paid for services rendered to the Company in connection with Yeon Park's investment in the Company. As of December 31, 1998 and 1999, of the $65,000 fee, $26,000 had been paid and the balance of $39,000 was reflected as notes payable to shareholders in the consolidated financial statements.

Financial  Services  Agreement

     On June 7, 1997, the Company entered into a Financial Services Agreement with Bridgewater Capital Corporation ("Bridgewater") whereby Bridgewater agreed to arrange and help consummate a merger between the Company and a public shell corporation and also assist the Company to analyze, negotiate and advise on obtaining equity capital or debt financing. Upon the successful completion of the $500,000 financing in October 1997, the Company paid Bridgewater a fee of $70,000 and issued 499,002 shares of the Company's common stock, representing 4.99% of the post-reorganization outstanding common stock at the time of the merger with HHI in December 1997. The Financial Services Agreement required that Bridgewater be paid a consulting fee of $72,000, payable $6,000 monthly, have the right to appoint one person to the Board of Directors for two years, and be paid a 10% finder's fee and 2% nonaccountable expense allowance on all capital, cash, equity or debt infused into the Company by or through Bridgewater. This agreement expired in October 1998. Mr. Peschong, a former Director of the Company, is an officer and shareholder of Bridgewater. The Company also paid $6,900 to Bridgewater as a capital raising fee during the year ended December 31, 1998.

     On January 27, 1999, the Company executed a letter of understanding with Bridgewater whereby, among other things, the Company agreed to issue a promissory note to Bridgewater in the amount of $50,000, all due and payable no later than April 1, 1999 and to issue common stock warrants entitling Bridgewater to purchase 105,705 shares of common stock at $0.62 per share which expire October 2002. The agreement to issue the promissory note and warrants arose out of ostensible obligations under the Financial Services Agreement. The execution of the letter of understanding was in anticipation of and contingent upon an anticipated equity financing which did not materialize.

     The Company asserted a claim against Bridgewater for certain damages that the Company alleged it had suffered, which the Company believed to be occasioned by Bridgewater's malfeasance. As a result, on April 8, 1999, the Company issued a stop order relating to all of the 499,002 shares previously issued. During
January  2000,  the  Company  settled  its  claims  with Bridgewater whereby the

Company agreed, among other things, to pay Bridgewater $16,667 by June 1, 2000 and to release the stop order relating to the 449,002 shares of common stock.

Consulting  Agreement

     On October 1, 1998, the Company executed a Consulting Agreement with Sports Opportunities International, a South Carolina corporation, owned by Parker Smith, a former Director of the Company. This agreement required a payment of $40,000 a year to be paid in four equal quarterly installments which commenced on January 1, 1999. The Consulting Agreement also granted stock options for the purchase of 50,000 shares of common stock at $2.00 per share, 20,000 of which vested upon execution of this agreement; 15,000 of which vested six months of execution of this agreement, and the remaining 15,000 which vested one year after execution of this agreement. The Consulting Agreement also provided for a $0.25 royalty to be paid for each golf club sold through companies or distributors introduced to the Company by Mr. Smith. The Agreement had a term of one year, and expired without being renewed on October 1, 1999. Mr. Smith resigned as a director of the Company during March 2000.

License  Agreement

     On August 12, 1998, the Company executed a License Agreement with Confidence Golf, Inc., a California corporation formerly owned by Robert J. Williams, who is a former Officer and a Director, and currently a major stockholder of the Company. Confidence Golf, Inc. was purchased by Family Golf Centers, Inc. in December 1997. Pursuant to the License Agreement, the Company has licensed to Confidence Golf, Inc. a non-exclusive worldwide right to utilize the Company's patented forged insert technology in the manufacture and sale of golf clubs. The License Agreement provides for royalties to be paid at the rate of $2.00 per iron and $2.50 per wood for each golf club, component made, used or sold worldwide. The License Agreement expires upon termination of all patents and patent applications, or in the event that royalty payments are not timely made or there is a material breach of this agreement.

     PART  IV.

ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a) Exhibits: A list of exhibits required to be filed as part of this report is set forth in the Index to Exhibits, which immediately precedes such exhibits, and is incorporated herein by reference.
(b) Reports on Form 8-K: The Company did not file any Current Reports on Form 8-K during or related to the three months ended December 31, 1999.

                                    SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this registration statement to be signed on its behalf by the undersigned thereunto duly authorized.

                                         GOLFGEAR  INTERNATIIONAL,  INC.

                                         ---------------------------------------
                                              (Registrant)


Date:  April 13, 2000                    By:  /S/  Donald  A.  Anderson
                                            ---------------------------
                                            Donald  A.  Anderson
                                            President


     In accordance wit the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date:  April 13, 2000                    By:  /S/  Donald  A.  Anderson
                                            ---------------------------
                                            Donald  A.  Anderson
                                            President  and  Director


Date:  April 13, 2000                    By:  /S/  Robert  N.  Weingarten
                                            -----------------------------
                                            Robert  N.  Weingarten

Chief  Financial  Officer  and  Director



Date:  April 13, 2000                                                        By:

Frank  X.  McGarvey

Director



Date:  April 13, 2000                                                        By:
   /S/                                   Naoya  Kinoshita
------

Director

                                    INDEX TO EXHIBITS

Exhibit
 Numbe   Description of Document
    3.1    Articles of Incorporation(1)
-------  -------------------------------------------------------------------------------
    3.2    Certificate of Amendment of Articles of Incorporation(1)
    3.3    Certificate of Amendment of Articles of Incorporation(1)
    3.4    Articles of Merger(1)
    3.5    Bylaws(1)
    4.3    Binding Subscription Agreement for Purchase of Equity Securities (M.C.
           Corporation)(1)
    4.4    Certificate of Determination(1)
   10.1    Distribution Agreement (M.C. Corporation)(1)
   10.2    Distribution Agreement (GolfGear Korea, Ltd.)(1)
   10.4    Agreement for Sale and Purchase of Assets (and accompanying Consulting
           Agreement) (Douglas Rugg)(1)
   10.5    License Agreement (Confidence Golf, Inc.)(1)
   10.6    License Agreement (Wilson Sporting Goods Company)(1)
  10.10    Employment Agreement (Donald A. Anderson)(1)(C)
  10.11    GolfGear International, Inc. 1997 Stock Incentive Plan(1)(C)
  10.12    License Agreement (PowerBilt Golf)(1)
  10.13    Property Lease Agreement(2)
           Amended and Restated Agreement for Sale and Purchase of Assets between Bel Air
  10.14    Golf Company and GolfGear International, Inc.(2)
     21    Subsidiaries of the Registrant(2)
     27    Financial Data Schedule(E)
   99.1    Patents(1)
   99.2    Trademarks(1)

-----------------------------

(1)     Previously  filed  as an Exhibit to the Company's Registration Statement on Form
        10-SB  dated  November  11,  1999,  and  incorporated  herein  by  reference.
(2)     Filed  herein.
(C)     Indicates  compensatory  plan,  agreement  or  arrangement.
(E)     Indicates  electronic  filing  only.