Form 10QSB
period 2000-03-31
GOLFGEAR
filed 2000-05-15
CIK 1053210

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For  the  Quarterly  Period  Ended  March  31,  2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For  the  transition  period  from  _________  to  _________

                        Commission File Number:  0-28007

                          GOLFGEAR INTERNATIONAL, INC.
--------------------------------------------------------------------------------
     (Exact  name  of  small  business  issuer  as  specified  in  its  charter)

               Nevada                                    43-1627555
-----------------------------------         ------------------------------------
   (State or other jurisdiction of                   (I.R.S. Employer
    incorporation or organization)                 Identification Number)

                12771 Pala Drive, Garden Grove, California  92841
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (714) 899-4274
                           --------------------------
                           (Issuer's telephone number)

                                 Not applicable
               ---------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of April 30, 2000, the Company had 12,991,348 shares of common stock issued and outstanding.

Transitional  Small  Business  Disclosure  Format:  Yes  [  ]  No  [X]

Documents  incorporated  by  reference:  None.

                  GOLFGEAR INTERNATIONAL, INC. AND SUBSIDIARIES

                                      INDEX


PART  I.   FINANCIAL  INFORMATION

   Item 1.  Financial Statements

            Consolidated Balance Sheets (Unaudited) - December 31, 1999 and March 31, 2000

            Consolidated Statements of Operations (Unaudited) -
            Three Months Ended March 31, 2000 and 1999

            Consolidated Statements of Cash Flows (Unaudited) -
            Three Months Ended March 31, 2000 and 1999

            Notes to Consolidated Financial Statements (Unaudited) - Three Months Ended March 31, 2000 and 1999

   Item 2.  Management's  Discussion  and  Analysis  or  Plan  of
            Operation


PART  II.   OTHER  INFORMATION

   Item 2.  Changes  in  Securities  and  Use  of  Proceeds

   Item 6.  Exhibits  and  Reports  on  Form  8-K


SIGNATURES

         GolfGear International, Inc. and Subsidiaries
             Consolidated Balance Sheets (Unaudited)


                                       March 31,  December 31,
                                         2000        1999
                                     -----------  -----------

ASSETS

Current assets:
  Cash and cash equivalents          $  135,843   $  793,262
  Accounts receivable, net of
    allowance for doubtful
    accounts of $48,808 and
    $40,000 at March 31, 2000
    and December 31, 1999,
    respectively                        837,936      446,214
  Inventories
    Component parts                     501,481      296,847
    Finished goods                      143,309      155,425
  Prepaid expenses                       15,144       20,610
                                     -----------  -----------
Total current assets                  1,633,713    1,712,358
                                     -----------  -----------

Property and equipment                  431,783      381,595
Less accumulated depreciation
  and amortization                     (269,979)    (259,549)
                                     -----------  -----------
                                        161,804      122,046
                                     -----------  -----------
Other assets:
  Patents and trademarks, net
    of accumulated amortization
    of $111,333 and $107,114 at
    March 31, 2000 and December
    31, 1999, respectively              152,285      156,504
  Deposits                               12,400       23,025
                                     -----------  -----------
                                        164,685      179,529
                                     -----------  -----------
Total assets                         $1,960,202   $2,013,933
                                     ===========  ===========


                          (continued)

          GolfGear International, Inc. and Subsidiaries
       Consolidated Balance Sheets (Unaudited) (continued)


                                         March 31,   December 31,
                                           2000          1999
                                        -----------  ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Bank credit line payable              $   14,975   $    16,020
  Notes payable to stockholders             33,434        35,434
  Notes payable                             52,049        70,631
  Accounts payable and accrued
    expenses                               785,540       641,498
  Accrued product warranties                39,663        36,000
  Accrued interest                          11,534        12,448
  Accrued officer's compensation           133,750       124,000
                                        -----------  ------------
Total current liabilities                1,070,945       936,031
                                        -----------  ------------

Stockholders' equity:
  Preferred stock, $.001 par value;
    Authorized - 10,000,000 shares
    Series A Senior Convertible
    Preferred Stock:
    Issued and outstanding -
    219,858 shares and 216,626 shares
    at March 31, 2000 and December 31,
    1999, respectively (stated value -
    $9.50 per share)                           220           217
  Common stock, $.001 par value;
    Authorized - 50,000,000 shares
    Issued and outstanding -
    12,826,348 shares and 12,816,348
    shares at March 31, 2000 and
    December 31, 1999, respectively         12,826        12,816
  Additional paid-in capital             8,023,312     7,981,695
  Accumulated deficit                   (7,147,101)   (6,916,826)
                                        -----------  ------------
Total stockholders' equity                 889,257     1,077,902
                                        -----------  ------------
Total liabilities and
  stockholders' equity                  $1,960,202   $ 2,013,933
                                        ===========  ============


          See accompanying notes to consolidated financial statements.

      GolfGear International, Inc. and Subsidiaries
    Consolidated Statements of Operations (Unaudited)


                                         Three Months Ended
                                              March 31,
                                     ------------------------
                                         2000        1999
                                     -----------  -----------

Sales                                 $ 624,445   $  418,727

Cost of goods sold                      293,480      181,080
                                     -----------  -----------
Gross profit                            330,965      237,647
                                     -----------  -----------

Expenses:
  Selling and marketing                 180,025      153,381
  Tour and pro contracts                 10,231       93,010
  Provision for bad debts                15,000        5,000
  General and administrative            312,151      301,479
  Depreciation and amortization          14,649       10,478
                                     -----------  -----------
Total expenses                          532,056      563,348
                                     -----------  -----------
Net loss from operations               (201,091)    (325,701)

Other income (expense):
  Interest income                         5,008
  Interest expense                       (3,492)     (10,448)
                                     -----------  -----------
Net loss                             $ (199,575)  $ (336,149)
                                     ===========  ===========

Net loss applicable to common
  stockholders:
  Net loss                            $(199,575)   $(336,149)
  Less dividends on Series A
    Senior Convertible
    Preferred Stock                     (30,701)
                                     -----------  -----------
Net loss applicable to common
  stockholders                       $ (230,276)  $ (336,149)
                                     ===========  ===========
Net loss per common share -
  Basic and diluted                  $    (0.02)  $    (0.03)
                                     ===========  ===========
Weighted average number of
  common shares outstanding -
  basic and diluted                  12,819,681   12,506,027
                                     ===========  ===========


See accompanying notes to consolidated financial statements.

         GolfGear International, Inc. and Subsidiaries
       Consolidated Statements of Cash Flows (Unaudited)


                                          Three Months Ended
                                               March 31,
                                        -------------------------
                                             2000         1999
                                        -------------  ----------

Cash flows from operating activities:
  Net loss                                 $(199,575)  $(336,149)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:
    Depreciation and amortization             14,649      10,478
    Provision for bad debts                   15,000       5,000
    Common stock issued for services
      received                                            13,770
    Fair value of stock options and
      warrants issued to non-employees                   139,100
    Changes in operating assets and
      liabilities:
      (Increase) decrease in:
        Accounts receivable                 (406,722)   (108,789)
        Inventories                         (192,518)     37,829
        Prepaid expenses                       5,466      12,450
        Deposits                              10,625
      Increase (decrease) in:
        Accounts payable and
          accrued expenses                   144,042     126,165
        Accrued product warranties             3,663      (2,576)
        Accrued interest                          16
        Accrued officer's
          compensation                         9,750
                                        -------------  ----------
Net cash used in operating
  activities                                (595,604)   (102,722)
                                        -------------  ----------

Cash flows from investing activities:
  Purchase of property and equipment         (50,188)
                                        -------------  ----------
Net cash used in investing activities        (50,188)
                                        -------------  ----------


                              (continued)

       GolfGear International, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited) (continued)



                                        Three Months Ended
                                             March 31,
                                       --------------------
                                          2000       1999
                                       ----------  --------

Cash flows from financing activities:
  Decrease in notes payable to
    stockholders                       $  (2,000)  $
  Increase (decrease) in bank credit
    line                                  (1,045)   18,964
  Proceeds from short-term borrowings               60,000
  Repayments on short-term borrowings     (8,582)
                                       ----------  --------
Net cash provided by (used in)
  financing activities                   (11,627)   78,964
                                       ----------  --------

Cash and cash equivalents:
  Net decrease                          (657,419)  (23,758)
  At beginning of period                 793,262    31,771
                                       ----------  --------
  At end of period                     $ 135,843   $ 8,013
                                       ==========  ========


          See accompanying notes to consolidated financial statements.

                  GolfGear International, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Unaudited)
                   Three Months Ended March 31, 2000 and 1999

1.  Organization  and  Basis  of  Presentation

Basis of Presentation - The accompanying consolidated financial statements include the operations of GolfGear International, Inc. and its wholly-owned subsidiaries (the "Company"). All significant intercompany transactions and balances have been eliminated in consolidation.

Business - The Company designs, develops and markets golf clubs and related golf products utilizing its proprietary forged face insert technology.

Comments - The accompanying consolidated financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at March 31, 2000, the results of operations for the three months ended March 31, 2000 and 1999, and the cash flows for the three months ended March 31, 2000 and 1999. The consolidated balance sheet as of December 31, 1999 is derived from the Company's audited financial statements.

Certain information and footnote disclosures normally included in financial statements that have been presented in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999, as filed with the Securities and Exchange Commission.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2000.

Loss Per Share - Basic earnings per share are calculated by dividing net loss applicable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that would occur if stock options and warrants were exercised. These potentially dilutive securities were anti-dilutive for all periods presented, and accordingly, basic and diluted earnings per share are the same for all periods presented. As of March 31, 2000, potential dilutive securities consisted of 1,979,903 stock options and 2,119,679 common stock purchase warrants outstanding.

Comprehensive Income - A statement of comprehensive income is not presented as the Company has no items of comprehensive income for the periods presented.


2.  Stockholders'  Equity

During the three months ended March 31, 2000, the Company repaid a note payable for $10,000 by issuing 10,000 shares of common stock valued at $1.00 per share.

During the three months ended March 31, 1999, the Company issued 18,500 shares of common stock for services received and recognized non-cash compensation expense of $13,770.

The Company accounts for stock options and warrants granted to non-employees in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", which establishes a fair value method of accounting for stock-based compensation plans and for transactions in which an entity acquires goods or services in exchange for equity instruments. The Company calculates the fair value of the stock options and warrants issued on the date of grant using the Black-Scholes option pricing model, and charges the fair value to operations over the expected period of benefit. During the three months ended March 31, 1999, the Company recognized $139,100 of such costs. The Company did not recognize any such costs during the three months ended March 31, 2000.

On September 27, 1999, the Company entered into an agreement for the sale of 210,526 shares of its Series A Senior Convertible Preferred Stock, for $2,000,000, which was received in cash during October 1999. The 210,526 shares of Series A Senior Convertible Preferred Stock are convertible into 2,105,260 shares of the Company's common stock, currently equal to 14.3% of the post-converted outstanding common stock of the Company. The Series A Senior Convertible Preferred Stock votes on an "as if converted" basis and may be converted in whole or in part for a period of two years after which it automatically converts into common stock. A 6% annual dividend is payable quarterly in cash or additional shares of preferred stock at the option of the Company. In conjunction with the preferred stock financing, the Company also issued 330,000 common stock purchase warrants exercisable at $1.00 per share through October 2002.

For the three months ended December 31, 1999, 2,339 shares of Series A Senior Convertible Preferred Stock were issued as payment of dividends of $22,215. For the three months ended March 31, 2000, 3,232 shares of Series A Senior Convertible Preferred Stock were issued as payment of dividends of $30,701.

Anti-dilution provisions permit the preferred stockholder to purchase additional shares of preferred stock so as to maintain its 14.3% interest in the Company for a period of five years. Furthermore, on a one-time only basis, as a result of the acquisition of the Bel Air Golf Companies (see Note 4), additional preferred shares are required to be issued to the preferred stockholder for no additional consideration in order to maintain the preferred stockholder's 14.3% interest in the Company. Accordingly, during 1999, the Company issued 3,761 additional shares of Series A Senior Convertible Preferred Stock to the preferred stockholder, and as a result of the closing of the Bel Air Golf Companies transaction during April 2000 (see Note 4), the Company will issue an additional 3,170 shares of Series A Senior Convertible Preferred Stock to the preferred stockholder.


3.     Segment  and  Geographic  Information;  Major  Customers

The Company operates in one business segment. The Company sells to customers in both the United States and the Far East. During the three months ended March 31, 2000, sales to customers in the United States and the Far East were $509,881 (82%) and $114,564 (18%), respectively. During the three months ended March 31, 1999, sales to customers in the United States and the Far East were $182,427 (44%) and $236,300 (56%), respectively.

During the three months ended March 31, 2000, three customers accounted for approximately 51% of total sales. During the three months ended March 31, 1999, two customers accounted for approximately 62% of total sales.


4.  Subsequent  Event  -  Acquisition  of  Bel  Air  Golf  Companies

On April 11, 2000, the Company completed the acquisition of certain assets of the Bel Air Golf Companies, which included the "Bel Air Golf" and "Players Golf" trade names. The acquisition consisted primarily of inventory, trade names, trademarks and other intangible assets. The Bel Air Golf Companies offer a full line of junior golf clubs under the Players Golf brand, and Bel Air Golf is known primarily for golf club products and accessories that offer both value and quality. The Company, through its wholly-owned subsidiary, Bel Air-Players Group, Inc., a California corporation, is operating the Bel Air Golf Companies as a separate division of the Company, and will continue to market junior golf clubs under the name Players Golf and will continue to develop and market other products under the Players Golf line, the Bel Air Golf line and other trade names acquired.

In consideration for these assets, the Company assumed a liability of $50,000 and issued 400,000 shares of its restricted common stock. The Company agreed to issue 255,000 common stock purchase warrants exercisable at $1.00 per share for a period of six months from closing and 100,000 common stock purchase warrants exercisable at $1.00 per share for a period of one year from closing. In addition, the Company agreed to issue 100,000 common stock purchase warrants exercisable at $1.00 per share, 100,000 common stock purchase warrants exercisable at $2.00 per share, and 100,000 common stock purchase warrants exercisable at $3.00 per share, vesting and exercisable only if net revenues from Bel Air Golf and Players Golf reach $1,500,000, $2,000,000 and $2,500,000 in 2000, 2001 and 2002, respectively. The Company also issued 10% of the securities described above as a finder's fee with respect to this transaction.

The Company issued 250,000 of the 400,000 shares on November 29, 1999 as an advance, in order to be able to operate the Bel Air Golf Companies on an interim basis. The 250,000 shares, as well as the related 25,000 shares issued as a finder's fee, were valued at $168,934 and allocated to inventories.

In connection with the agreement, during April 2000 the Company issued a promissory note for $50,000 with interest at 8% per annum commencing January 1, 2000, with quarterly interest payments of $1,000 through March 31, 2003, at which time all principal and unpaid accrued interest is due and payable. The Company also issued 25,000 common stock purchase warrants exercisable at $1.50 per share through March 31, 2003.

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

Cautionary  Statement  Pursuant  to  Safe  Harbor  Provisions  of  the  Private
Securities  Litigation  Reform  Act  of  1995:

This Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2000 contains "forward-looking" statements within the meaning of the Federal securities laws. These forward-looking statements include, among others, statements concerning the Company's expectations regarding its working capital requirements, gross margin, results of operations, business, growth prospects, competition and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2000 are subject to risks and uncertainties that could cause actual results to differ materially from those results expressed in or implied by the statements contained herein.

Overview:

The Company designs, develops and markets golf clubs and related golf products. The Company utilizes its proprietary forged face insert technology to offer a full line of golf equipment and accessories. The Company's patent portfolio with respect to insert technology is the largest and most comprehensive in the golf industry, with nine domestic and foreign patents issued related to forged face insert technology. These patents incorporate a wide variety of forged face insert materials, including titanium, beryllium copper, stainless steel, carbon steel, aluminum, and related alloys thereof, and include technology relating to varying the face thickness of the insert.

The Company operates in one business segment. The Company sells to customers in both the United States and the Far East. During the three months ended March 31, 2000, sales to customers in the United States and the Far East were $509,881 (82%) and $114,564 (18%), respectively. During the three months ended March 31, 1999, sales to customers in the United States and the Far East were $182,427 (44%) and $236,300 (56%), respectively.

During the three months ended March 31, 2000, three customers accounted for approximately 51% of total sales. During the three months ended March 31, 1999, two customers accounted for approximately 62% of total sales.

The golf club industry is highly seasonal, with most companies experiencing up to 60% of their annual sales between February and June, with an additional 20% of their annual sales occurring between October and December for the Christmas buying season.

Recent  Developments:

On April 11, 2000, the Company completed the acquisition of certain assets of the Bel Air Golf Companies, which included the "Bel Air Golf" and "Players Golf" trade names. The acquisition consisted primarily of inventory, trade names, trademarks and other intangible assets. The Bel Air Golf Companies offer a full line of junior golf clubs under the Players Golf brand, and Bel Air Golf is known primarily for golf club products and accessories that offer both value and quality. The Company, through its wholly-owned subsidiary, Bel Air-Players Group, Inc., a California corporation, is operating the Bel Air Golf Companies as a separate division of the Company, and will continue to market junior golf clubs under the name Players Golf and will continue to develop and market other products under the Players Golf line, the Bel Air Golf line and other trade names acquired.

In consideration for these assets, the Company assumed a liability of $50,000 and issued 400,000 shares of its restricted common stock. The Company agreed to issue 255,000 common stock purchase warrants exercisable at $1.00 per share for a period of six months from closing and 100,000 common stock purchase warrants exercisable at $1.00 per share for a period of one year from closing. In addition, the Company agreed to issue 100,000 common stock warrants exercisable at $1.00 per share, 100,000 common stock purchase warrants exercisable at $2.00 per share, and 100,000 common stock purchase warrants exercisable at $3.00 per share, vesting and exercisable only if net revenues from Bel Air Golf and Players Golf reach $1,500,000, $2,000,000 and $2,500,000 in 2000, 2001 and 2002,
respectively. The Company also issued 10% of the securities described above as a finder's fee with respect to this transaction.

The Company issued 250,000 of the 400,000 shares on November 29, 1999 as an advance, in order to be able to operate the Bel Air Golf Companies on an interim basis. The 250,000 shares, as well as the related 25,000 shares issued as a finder's fee, were valued at $168,934 and allocated to inventories.

In connection with the agreement, during April 2000 the Company issued a promissory note for $50,000 with interest at 8% per annum commencing January 1, 2000, with quarterly interest payments of $1,000 through March 31, 2003, at which time all principal and unpaid accrued interest is due and payable. The Company also issued 25,000 common stock purchase warrants exercisable at $1.50 per share through March 31, 2003.

Results  of  Operations:

Three  Months  Ended  March  31,  2000  and  1999  -

For the three months ended March 31, 2000, net sales increased by $205,718 or 49.1% to $624,445, as compared to $418,727 for the three months ended March 31, 1999, as a result of increased unit sales and increasing market acceptance of the Company's proprietary forged face insert technology products. Approximately 20% of sales for the three months ended March 31, 2000 consisted of sales generated by the product lines acquired from the Bel Air Golf Companies.

For the three months ended March 31, 2000, gross profit increased to $330,965, as compared to $237,647 for the three months ended March 31, 1999. As a percent of net sales, gross margin decreased to 53.0% in 2000 from 56.8% in 1999, primarily as a result of sales in 2000 including the product lines acquired from the Bel Air Golf Companies, which have gross margins somewhat less then the Company's proprietary forged face insert technology product lines.

For the three months ended March 31, 2000, selling and marketing expenses increased by $26,644 or 17.4% to $180,025 (28.8% of sales), as compared to $153,381 (36.6% of sales) for the three months ended March 31, 1999. Despite decreasing as a percent of sales, selling and marketing expenses increased in 2000 as compared to 1999 on an absolute basis due to increased selling and marketing activities, particularly with respect to the product lines acquired from the Bel Air Golf Companies.

For the three months ended March 31, 2000, tour and pro contracts decreased by $82,779 or 89.0% to $10,231 (1.6% of sales), as compared to $93,010 (22.2% of sales) for the three months ended March 31, 1999, as a result of reduced emphasis and reliance on the services of touring professionals to promote the Company's products.

For the three months ended March 31, 2000, general and administrative expenses increased by $10,672 or 3.5% to $312,151 (50.0% of sales), as compared to $301,479 (72.0% of sales) for the three months ended March 31, 1999.

Net loss was $199,575 for the three months ended March 31, 2000, as compared to a net loss of $336,149 for the three months ended March 31, 1999.

Liquidity  and  Capital  Resources  -  March  31,  2000:

The Company utilized cash of $595,604 in operating activities during the three months ended March 31, 2000, as compared to utilizing cash of $102,722 during the three months ended March 31, 1999. The increase in cash utilized in operating activities in 2000 as compared to 1999 of $492,882 was primarily a result of an increase in cash utilized for accounts receivables and inventories. At March 31, 2000, cash and cash equivalents had decreased by $657,419, to $135,843, as compared to $793,262 at December 31, 1999. As a result, the Company had working capital of $562,768 at March 31, 2000, as compared to working capital of $776,327 at December 31, 1999, resulting in current ratios of 1.53:1 and 1.83:1 at March 31, 2000 and December 31, 1999, respectively.

During the three months ended March 31, 2000, net cash used in investing activities for the purchase of property and equipment was $50,188. During the three months ended March 31, 1999, the Company did not utilize any cash in investing activities.

During the three months ended March 31, 2000, the Company repaid $8,582 of short-term borrowings, as compared to generating $60,000 from short-term borrowings during the three months ended March 31, 1999. During the three months ended March 31, 2000, the Company reduced its bank line of credit by $1,045, as compared to increasing it by $18,964 for the three months ended March 31, 1999.

The Company has incurred operating losses and negative cash flows from operations during the past few years, and has relied on the sale of its securities to fund its operations since 1997. The Company believes that the anticipated cash flows from operations, combined with the net proceeds from the recent sale of the Company's preferred stock, will be adequate to fund operations for 2000. However, to the extent that the Company experiences a substantial increase in revenues and/or acquires other golf operations or companies, the Company may seek additional debt or equity financing. Should the cash flows generated by operating and financing activities be insufficient to fund the Company's future operations, the Company believes that it will be able to adjust its expenditures and/or reduce its operations, as it has in previous years, to a level consistent with its available working capital resources.

Year  2000  Issue:

As of December 31, 1999, the Company had completed any required modifications to its software to ensure that its software systems were Year 2000 compliant. The cost of such modifications was not significant.

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

New  Accounting  Pronouncement:

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), which is effective for financial statements for all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that an entity recognize those item as assets or liabilities in the statement of financial position and measure them at fair value. SFAS No. 133 also addresses the accounting for hedging activities. The Company will adopt SFAS No. 133 for its fiscal year beginning January 1, 2001. The Company does not expect that adoption of SFAS No. 133 will have a material impact on its financial statement presentation or disclosures.

                           PART II.  OTHER INFORMATION


ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

(c)  Recent  sales  of  unregistered  securities

During the three months ended March 31, 2000, the Company repaid a note payable for $10,000 by issuing 10,000 shares of common stock valued at $1.00 per share.

For the three months ended March 31, 2000, 3,232 shares of Series A Senior Convertible Preferred Stock were issued as payment of dividends of $30,701.

The shares of common stock and stock options were issued based on an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, based on the representations of the recipients.


ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)     Exhibits:

27     Financial  Data  Schedule  (electronic  filing  only)

(b)     Reports  on  Form  8-K:

Three  Months  Ended  March  31,  2000  -  None

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                  GOLFGEAR INTERNATIONAL, INC.
                                  ----------------------------
                                           (Registrant)



Date:  May 10, 2000               By:  /s/ DONALD A. ANDERSON
                                       -------------------------
                                       Donald A. Anderson
                                       President
                                       (Duly Authorized Officer)




Date:  May 10, 2000               By:  /s/ ROBERT N. WEINGARTEN
                                       -------------------------
                                       Robert N. Weingarten
                                       Chief Financial Officer
                                       (Principal Financial
                                       Officer)