Form 10QSB
period 2000-06-30
GOLFGEAR
filed 2000-08-14
CIK 1053210

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For  the  Quarterly  Period  Ended  June  30,  2000

[  ]    TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT  OF  1934

        For  the  transition  period  from  _________  to  _________

                        Commission File Number:  0-28007

                          GOLFGEAR INTERNATIONAL, INC.
        ----------------------------------------------------------------
     (Exact  name  of  small  business  issuer  as  specified  in  its  charter)

          Nevada                               43-1627555
-------------------------------           ----------------------
(State  or  other  jurisdiction  of         (I.R.S.  Employer
incorporation  or organization)            Identification  Number)

                12771 Pala Drive, Garden Grove, California  92841
         --------------------------------------------------------------
                    (Address of principal executive offices)

                                 (714) 899-4274
                           --------------------------
                           (Issuer's telephone number)

                                 Not applicable
               ---------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of July 31, 2000, the Company had 13,158,848 shares of common stock issued and outstanding.

Transitional  Small  Business  Disclosure  Format:  Yes  [  ]  No  [X]

Documents  incorporated  by  reference:  None.

                  GOLFGEAR INTERNATIONAL, INC. AND SUBSIDIARIES

                                      INDEX

PART  I.   FINANCIAL  INFORMATION

 Item  1.  Financial  Statements

           Consolidated  Balance  Sheets  (Unaudited) -  June 30,
           2000  and  December  31,  1999

           Consolidated Statements of Operations (Unaudited) - Three Months and Six Months Ended June 30, 2000 and 1999

           Consolidated Statements of Cash Flows (Unaudited) - Six Months Ended June 30, 2000 and 1999

           Notes to Consolidated Financial Statements (Unaudited) - Six Months Ended June 30, 2000 and 1999

 Item  2.  Management's  Discussion  and  Analysis  or  Plan  of Operation


PART  II.  OTHER  INFORMATION

 Item  2.  Changes  in  Securities  and  Use  of  Proceeds

 Item  6.  Exhibits  and  Reports  on  Form  8-K


SIGNATURES

                  GolfGear International, Inc. and Subsidiaries
                     Consolidated Balance Sheets (Unaudited)


                                      June 30,       December 31,
                                        2000             1999
                                   ------------  ----------------
ASSETS
Current assets:
  Cash and cash equivalents          $   32,429       $  793,262
  Accounts receivable, net of
    allowance for doubtful
    accounts of $97,887 and
    $40,000 at June 30, 2000
    and December 31, 1999,
    respectively                        895,154          446,214
  Inventories
    Component parts                     549,826          296,847
    Finished goods                      270,928          155,425
  Prepaid expenses and
    other receivables                    46,308           20,610
                                   ------------  ----------------
Total current assets                  1,794,645        1,712,358
                                   ------------  ----------------

Property and equipment                  477,919          381,595
Less accumulated depreciation
  and amortization                     (280,744)        (259,549)
                                   ------------  ----------------
                                        197,175          122,046
                                   ------------  ----------------
Other assets:
  Patents and trademarks, net
    of accumulated amortization
    of $115,552 and $107,114 at
    June 30, 2000 and December
    31, 1999, respectively              148,066          156,504
  Goodwill, net of accumulated
    amortization of $6,017 at
    June 30, 2000                       129,382
  Deposits and other assets              17,030           23,025
                                   ------------  ----------------
                                        294,478          179,529
                                   ------------  ----------------
Total assets                         $2,286,298       $2,013,933
                                   ============  ================


                                     (continued)
                  GolfGear International, Inc. and Subsidiaries
               Consolidated Balance Sheets (Unaudited) (continued)

                                      June 30,       December 31,
                                        2000            1999
                                   ------------  ----------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Bank credit line payable         $     52,841       $   16,020
  Notes payable to stockholders          33,062           35,434
  Notes payable                          42,468           70,631
Accounts payable and accrued
  expenses                              786,252          641,498
Accrued product warranties               46,677           36,000
Accrued interest                         12,973           12,448
Accrued officer's compensation          143,500          124,000
                                   ------------  ----------------
Total current liabilities             1,117,773          936,031
                                   ------------  ----------------
Non-current liabilities:
  Note payable                          50,000
                                   ------------  ----------------

Total liabilities                    1,167,773
                                   ------------  ----------------


Stockholders' equity:
Preferred stock, $.001 par value;
  Authorized - 10,000,000 shares
  Series A Senior Convertible
  Preferred Stock:
  Issued and outstanding -
  226,348 shares and 216,626 shares
  at June 30, 2000 and December 31,
  1999, respectively (stated value -
  $9.50 per share)                            226               217
Common stock, $.001 par value;
  Authorized - 50,000,000 shares
  Issued and outstanding -
  13,158,848 shares and 12,816,348
  shares at June 30, 2000 and
  December 31, 1999, respectively          13,159            12,816
Additional paid-in capital              8,180,132         7,981,695
Accumulated deficit                    (7,074,992)       (6,916,826)
                                      ------------  ----------------
Total stockholders' equity              1,118,525         1,077,902
                                      ------------  ----------------
Total liabilities and
  stockholders' equity                 $2,286,298        $2,013,933
                                      ============  ================


      See accompanying notes to consolidated financial statements.


              GolfGear International, Inc. and Subsidiaries
            Consolidated Statements of Operations (Unaudited)


                                       Three Months Ended June 30,
                                      --------------------------
                                         2000             1999
                                      ------------  ----------------
Sales                                 $ 1,434,980   $       943,508

Cost of goods sold                        713,602           518,654
                                      ------------  ----------------
Gross profit                              721,378           424,854
                                      ------------  ----------------
Expenses:
  Selling and marketing                   211,256           124,786
  Tour and pro contracts                   14,769            49,004
  Provision for bad debts                  47,829           110,000
  General and administrative              318,342           223,668
  Depreciation and amortization            21,002            10,732
                                      ------------  ----------------
Total expenses                            613,198           518,190
                                      ------------  ----------------
Net income (loss) from operations         108,180           (93,336)

Other income (expense):
  Interest income                           2,063
  Interest expense                         (6,596)           (9,620)
                                      ------------  ----------------
Net income (loss)                        $103,647         ($102,956)
                                      ============  ================

Net income (loss) applicable to
  common stockholders:
  Net income (loss)                   $   103,647         ($102,956)
  Less dividends on Series A
    Senior Convertible
    Preferred Stock                       (31,538)
                                      ------------  ----------------
Net income (loss) applicable to
  common stockholders                 $    72,109         ($102,956)
                                      ============  ================
Net income (loss) per common share -
  Basic and diluted                   $      0.01            ($0.01)
                                      ============  ================
Weighted average number of
  common shares outstanding -
  Basic                                12,926,348        12,515,527
                                      ============  ================
  Diluted                               13,337,202       12,515,527
                                      ============  ================


          See accompanying notes to consolidated financial statements.

                  GolfGear International, Inc. and Subsidiaries
                Consolidated Statements of Operations (Unaudited)

                                      Six  Months  Ended  June 30,
                                      ---------------------------
                                        2000             1999
                                    ------------  ---------------
Sales                                $2,059,425       $1,362,235

Cost of goods sold                    1,007,082          699,734
                                    ------------  ---------------
Gross profit                          1,052,343          662,501
                                    ------------  ---------------

Expenses:
  Selling and marketing                 391,281          278,167
  Tour and pro contracts                 25,000          142,014
  Provision for bad debts                62,829          115,000
  General and administrative            630,493          525,147
  Depreciation and amortization          35,651           21,210
                                    ------------  ---------------
Total expenses                        1,145,254        1,081,538
                                    ------------  ---------------
Net loss from operations                (92,911)        (419,037)

Other income (expense):
  Interest income                         7,071
  Interest expense                      (10,088)         (20,068)
                                    ------------  ---------------
Net loss                            ($   95,928)     ($  439,105)
                                    ============  ===============

Net loss applicable to common
  stockholders:
  Net loss                          ($  95,928)     ($   439,105)
  Less dividends on Series A
    Senior Convertible
    Preferred Stock                    (62,239)
                                    ------------  ---------------
Net loss applicable to common
  stockholders                      ($ 158,167)     ($  439,105)
                                    ============  ===============
Net loss per common share -
  Basic and diluted                  ($   0.01)          ($0.04)
                                    ============  ===============
Weighted average number of
  common shares outstanding -
  Basic and diluted                 12,873,015       12,510,777
                                    ============  ===============


          See accompanying notes to consolidated financial statements.

                  GolfGear International, Inc. and Subsidiaries
                Consolidated Statements of Cash Flows (Unaudited)

                                        Six  Months Ended June 30,
                                        --------------------------
                                            2000          1999
                                        ------------  ---------------
Cash flows from operating activities:
Net loss                                 ($  95,928)       ($439,105)
Adjustments to reconcile net loss
  to net cash used in operating
  activities:
  Depreciation and amortization              35,651           21,210
  Provision for bad debts                    62,829          115,000
  Common stock issued for services           46,150           17,070
       Fair value of stock options and
    warrants issued to non-employees
    for services                                             216,044
  Changes in operating assets and
    liabilities:
    (Increase) decrease in:
      Accounts receivable                  (511,768)        (359,180)
    Inventories                            (368,482)         166,515
       Prepaid expenses and other
      receivables                           (25,698)           5,176
       Deposits and other assets             10,995
    Increase (decrease) in:
      Accounts payable and
      accrued expenses                      144,754          145,484
       Accrued product warranties            10,677           (8,417)
      Accrued interest                          525            2,700
      Accrued officer's
        compensation                         19,500
                                        ------------  ---------------
Net cash used in operating
  activities                               (670,795)        (117,503)
                                        ------------  ---------------

Cash flows from investing activities:
  Purchase of property and equipment        (96,324)         (13,688)
                                        ------------  ---------------
Net cash used in investing activities       (96,324)         (13,688)
                                        ------------  ---------------

                                   (continued)
                  GolfGear International, Inc. and Subsidiaries
          Consolidated Statements of Cash Flows (Unaudited) (continued)


                                        Six Months Ended June 30,
                                        -------------------------
                                          2000             1999
                                        ------------  ------------
Cash flows from financing activities:
  Proceeds from sale of equity
    securities, net                    $              $    50,000
  Decrease in notes payable to
    stockholders                             (2,372)        6,000
  Increase in bank credit line               36,821        18,067
Proceeds from short-term borrowings                        50,000
Net cash provided by financing
  activities                                  6,286       107,864
                                        ------------  ------------

Cash and cash equivalents:
  Net decrease                             (760,833)      (23,327)
  At beginning of period                    793,262        31,771
                                        ------------  ------------
  At end of period                     $     32,429   $     8,444
                                        ============  ============


          See accompanying notes to consolidated financial statements.

                  GolfGear International, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Unaudited)
                     Six Months Ended June 30, 2000 and 1999


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

Seasonality - The golf club industry is highly seasonal, with most companies experiencing up to 60% of their annual sales between February and June, with an additional 20% of their annual sales occurring between October and December for the Christmas buying season.

Comments - The accompanying consolidated financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at June 30, 2000, the results of operations for the three months and six months ended June 30, 2000 and 1999, and the cash flows for the six months ended June 30, 2000 and 1999. The consolidated balance sheet as of December 31, 1999 is derived from the Company's audited financial statements.

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

The results of operations for the three months and six months ended June 30, 2000 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2000.

Income (Loss) Per Share - Basic earnings per share are calculated by dividing net income (loss) applicable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the exercise or conversion of common equivalent shares, if dilutive. As of June 30, 2000, potentially dilutive securities consisted of outstanding stock options and warrants to acquire 1,979,905 shares and 2,537,179 shares of common stock, respectively, as well as 2,263,480 shares of common stock issuable upon the conversion of 226,348 shares of outstanding preferred stock.

Comprehensive Income - A statement of comprehensive income is not presented as the Company had no items of comprehensive income for the periods presented.


2.  Stockholders'  Equity

During the three months and six months ended June 30, 2000, the Company issued 177,500 shares of common stock for services and recognized non-cash compensation of $46,150.

During the three months and six months ended June 30, 2000, the Company issued common stock and common stock purchase warrants in conjunction with the acquisition of the product lines of the Bel Air Golf Companies (see Note 3).

During the six months ended June 30, 1999, the Company issued 23,500 shares of common stock for services and recognized non-cash compensation expense of $17,070. The Company also sold 66,667 shares of common stock for $50,000 during the six months ended June 30, 1999.

The Company accounts for stock options and warrants granted to non-employees in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", which establishes a fair value method of accounting for stock-based compensation plans and for transactions in which an entity acquires goods or services in exchange for equity instruments. The Company calculates the fair value of the stock options and warrants issued on the date of grant using the Black-Scholes option pricing model, and charges the fair value to operations over the expected period of benefit. During the six months ended June 30, 2000, the Company recognized $27,700 of such costs, which were included in goodwill and deferred interest expense in conjunction with the acquisition of the product lines of the Bel Air Golf Companies (see Note 3). During the six months ended June 30, 1999, the Company recognized $216,044 of such costs, which were charged to operations.

On September 27, 1999, the Company entered into an agreement for the sale of 210,526 shares of its Series A Senior Convertible Preferred Stock, for $2,000,000, which was received by the Company during October 1999. Each share of Series A Convertible Senior Convertible Preferred Stock is convertible into
10 shares of common stock. Accordingly, the 210,526 shares of Series A Senior Convertible Preferred Stock are convertible into 2,105,260 shares of the Company's common stock. The Series A Senior Convertible Preferred Stock votes on an "as if converted" basis and may be converted in whole or in part for a period of two years after which it automatically converts into common stock. A 6% annual dividend is payable quarterly in cash or additional shares of preferred stock at the option of the Company. In conjunction with the preferred stock financing, the Company also issued warrants to purchase 330,000 shares of common stock exercisable at $1.00 per share through October 2002.

For the three months ended December 31, 1999, 2,339 shares of Series A Senior Convertible Preferred Stock were issued as payment of dividends of $22,215. For the three months ended March 31, 2000, 3,232 shares of Series A Senior Convertible Preferred Stock were issued as payment of dividends of $30,701. For the three months ended June 30, 2000, 3,320 shares of Series A Senior Convertible Preferred Stock were issued as payment of dividends of $31,538.

Anti-dilution provisions permit the preferred stockholder to purchase additional shares of preferred stock so as to maintain its 14.3% equity interest in the Company, as defined, for a period of five years. In addition, on a one-time only basis, as a result of the acquisition of the Bel Air Golf Companies' product lines (see Note 3), additional preferred shares were required to be issued to the preferred stockholder for no additional consideration in order to maintain the preferred stockholder's 14.3% equity interest in the Company, as defined. Accordingly, during 1999, the Company issued 3,761 additional shares of Series A Senior Convertible Preferred Stock to the preferred stockholder, and as a result of the closing of the Bel Air Golf Companies transaction during April 2000, the Company issued an additional 3,170 shares of Series A Senior Convertible Preferred Stock to the preferred stockholder during the three months and six months ended June 30, 2000.

3.  Acquisition  of  the  Bel  Air  Golf  Companies'  Product  Lines

On April 11, 2000 (the "Closing Date"), the Company completed the acquisition of certain assets of the Bel Air Golf Companies, which included the "Bel Air Golf" and "Players Golf" trade names. The acquisition consisted primarily of inventory, trade names, trademarks and other intangible assets. The Bel Air Golf Companies sold a full line of junior golf clubs under the Players Golf brand, and Bel Air Golf was known primarily for golf club products and accessories that offered both value and quality. The Company, through its wholly-owned subsidiary, Bel Air-Players Group, Inc., a California corporation, is operating the product lines acquired from the Bel Air Golf Companies as a separate division of the Company, and will continue to market junior golf clubs under the name Players Golf and will continue to develop and market other products under the Players Golf line, the Bel Air Golf line and other trade names acquired.

In consideration for these assets, the Company assumed a liability of $50,000 (see below) and issued a total of 400,000 shares of its restricted common stock. The Company also issued warrants to purchase 255,000 shares of common stock exercisable at $1.00 per share for a period of six months from the Closing Date and 100,000 common stock purchase warrants exercisable at $1.00 per share for a period of one year from the Closing Date. In addition, the Company agreed to issue warrants exercisable for a period of three years from the Closing Date to purchase 100,000 shares of common stock at $1.00 per share, warrants to purchase 100,000 shares of common stock at $2.00 per share, and warrants to purchase 100,000 shares of common stock at $3.00 per share, vesting only if net revenues from the product lines acquired from the Bel Air Golf Companies reach $1,500,000, $2,000,000 and $2,500,000 in 2000, 2001 and 2002, respectively. The
Company also issued 10% of the securities described above as a finder's fee with respect to this transaction. The fair value of the common stock issued was $62,700, and the fair value of the vested warrants was determined to be $22,700 based on the Black-Scholes pricing model, all of which was recorded as goodwill.

The Company issued 250,000 of the aforementioned 400,000 shares of common stock on November 29, 1999 as an advance, in order to be able to operate the Bel Air Golf Companies' product lines on an interim basis prior to the Closing Date. The 250,000 shares, as well as the related 25,000 shares issued as a finder's fee, were valued at $168,934 and charged to inventories.

In connection with the acquisition of the Bel Air Golf Companies' product lines, the Company assumed a $50,000 liability by issuing a promissory note with interest at 8% per annum commencing January 1, 2000, with quarterly interest payments of $1,000 through March 31, 2003, at which time all principal and unpaid accrued interest is due and payable. The $50,000 face value of this promissory note was recorded as goodwill. The Company also issued warrants to purchase 25,000 shares of common stock exercisable at $1.50 per share through March 31, 2003, which were determined to have a fair value of $5,000 based on the Black-Scholes pricing model. The fair value of these warrants was recorded as deferred interest expense, and is being amortized over the period through March 31, 2003.

Due to the condition of the financial records of the Bel Air Golf Companies, it is impracticable to present pro forma results of operations for the three months and six months ended June 30, 1999, as if the Company had acquired the Bel Air Golf Companies' product lines effective January 1, 1999.

4.      Segment  and  Geographic  Information;  Major  Customers

The Company operates in one business segment. The Company sells primarily to customers in the United States and the Far East.

During  the  three  months ended June 30, 2000, sales to customers in the United
States  and  the  Far East were $963,331 (67%) and $471,649 (33%), respectively.
During the six months ended June 30, 2000, sales to customers in the United States and the Far East were $1,473,212 (72%) and $586,213 (28%), respectively.

During  the  three  months ended June 30, 1999, sales to customers in the United
States  and  the  Far  East  were $872,588 (92%) and $70,920 (8%), respectively.
During the six months ended June 30, 1999, sales to customers in the United States and the Far East were $1,055,015 (77%) and $307,220 (23%), respectively.

During the three months ended June 30, 2000, three customers accounted for approximately 53% of total sales, and during the six months ended June 30, 2000, four customers accounted for approximately 62% of total sales.

During the three months ended June 30, 1999, two customers accounted for approximately 64% of total sales, and during the six months ended June 30, 1999, three customers accounted for approximately 66% of total sales.

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

Cautionary  Statement  Pursuant  to  Safe  Harbor  Provisions  of  the  Private
Securities  Litigation  Reform  Act  of  1995:

This Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2000 contains "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, including statements that include the words "believes", "expects", "anticipates", or similar expressions. These forward-looking statements include, among others, statements concerning the Company's expectations regarding its working capital requirements, gross margin, results of operations, business, growth prospects, competition and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements included in this Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2000 involve known and unknown risks, uncertainties and other factors that could cause the actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein.


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

The Company operates in one business segment. The Company sells primarily to customers in the United States and the Far East.

The golf club industry is highly seasonal, with most companies experiencing up to 60% of their annual sales between February and June, with an additional 20% of their annual sales occurring between October and December for the Christmas buying season.

During  the  three  months ended June 30, 2000, sales to customers in the United
States  and  the  Far East were $963,331 (67%) and $471,649 (33%), respectively.
During the six months ended June 30, 2000, sales to customers in the United States and the Far East were $1,473,212 (72%) and $586,213 (28%), respectively.

During  the  three  months ended June 30, 1999, sales to customers in the United
States  and  the  Far  East  were $872,588 (92%) and $70,920 (8%), respectively.
During the six months ended June 30, 1999, sales to customers in the United States and the Far East were $1,055,015 (77%) and $307,220 (23%), respectively.

During the three months ended June 30, 2000, three customers accounted for approximately 53% of total sales, and during the six months ended June 30, 2000, four customers accounted for approximately 62% of total sales.

During the three months ended June 30, 1999, two customers accounted for approximately 64% of total sales, and during the six months ended June 30, 1999, three customers accounted for approximately 66% of total sales.


Acquisition  of  the  Bel-Air  Golf  Companies'  Product  Lines:

On April 11, 2000, the Company completed the acquisition of certain assets of the Bel Air Golf Companies, which included the "Bel Air Golf" and "Players Golf" trade names. The acquisition consisted primarily of inventory, trade names, trademarks and other intangible assets. The Bel Air Golf Companies offered a full line of junior golf clubs under the Players Golf brand, and Bel Air Golf was known primarily for golf club products and accessories that offer both value and quality. The Company, through its wholly-owned subsidiary, Bel Air-Players Group, Inc., a California corporation, is operating the product lines acquired from the Bel Air Golf Companies as a separate division of the Company, and will continue to market junior golf clubs under the name Players Golf and will continue to develop and market other products under the Players Golf line, the Bel Air Golf line and other trade names acquired.

In consideration for these assets, the Company assumed a liability of $50,000 (see below) and issued a total of 400,000 shares of its restricted common stock. The Company issued warrants to purchase 255,000 shares of common stock exercisable at $1.00 per share for a period of six months from the Closing Date and warrants to purchase 100,000 shares of common stock exercisable at $1.00 per share for a period of one year from the Closing Date. In addition, the Company agreed to issue warrants exercisable for a period of three years from the Closing Date to purchase 100,000 shares of common stock at $1.00 per share, warrants to purchase 100,000 shares of common stock at $2.00 per share, and warrants to purchase 100,000 shares of common stock at $3.00 per share, vesting only if net revenues from the product lines acquired from the Bel Air Golf Companies reach $1,500,000, $2,000,000 and $2,500,000 in 2000, 2001 and 2002,
respectively. The Company also issued 10% of the securities described above as a finder's fee with respect to this transaction. The fair market value of the common stock issued was $62,700, and the fair value of the vested warrants was determined to be $22,700 based on the Black-Scholes pricing model, all of which was recorded as goodwill.

The Company issued 250,000 of the 400,000 shares of common stock on November 29, 1999 as an advance, in order to be able to operate the Bel Air Golf Companies' product lines on an interim basis prior to the Closing Date. The 250,000 shares, as well as the related 25,000 shares issued as a finder's fee, were valued at $168,934 and charged to inventories.

In connection with the acquisition of the Bel Air Golf Companies' product lines, the Company assumed a $50,000 liability by issuing a promissory note with interest at 8% per annum commencing January 1, 2000, with quarterly interest payments of $1,000 through March 31, 2003, at which time all principal and unpaid accrued interest is due and payable. The $50,000 face value of this promissory note was recorded as goodwill. The Company also issued warrants to purchase 25,000 shares of common stock exercisable at $1.50 per share through March 31, 2003, which were determined to have a fair value of $5,000 based on the Black-Scholes pricing model. The fair value of these warrants was recorded as deferred interest expense, and is being amortized over the period through March 31, 2003.


Results  of  Operations:

Three  Months  Ended  June  30,  2000  and  1999  -

For the three months ended June 30, 2000, net sales increased by $491,472 or 52.1% to $1,434,980, as compared to $943,508 for the three months ended June 30, 1999, as a result of increased unit sales and increasing market acceptance of the Company's proprietary forged face insert technology products. Approximately 27% of sales for the three months ended June 30, 2000 consisted of sales generated by the product lines acquired from the Bel Air Golf Companies.

For the three months ended June 30, 2000, gross profit increased to $721,378, as compared to $424,854 for the three months ended June 30, 1999. As a percent of net sales, gross margin increased to 50.3% in 2000 from 45.0% in 1999, primarily as a result of increasing sales of recently introduced higher-margin products.

For the three months ended June 30, 2000, selling and marketing expenses increased by $86,470 or 69.3% to $211,256 (14.7% of sales), as compared to $124,786 (13.2% of sales) for the three months ended June 30, 1999, as a result of increased efforts by the Company to promote its products.

For the three months ended June 30, 2000, tour and pro contracts decreased by $34,235 or 69.9% to $14,769 (1.0% of sales), as compared to $49,004 (5.2% of sales) for the three months ended June 30, 1999, as a result of reduced emphasis and reliance by the Company on touring professionals to promote the Company's products.

For the three months ended June 30, 2000, the provision for bad debts decreased by $62,171 or 56.6% to $47,829 (3.3% of sales), as compared to $110,000 (11.7%
of sales) for the three months ended June 30, 1999, as a result of a dispute with a customer in 1999 that resulted in an uncollectible accounts receivable.

For the three months ended June 30, 2000, general and administrative expenses increased by $94,674 or 42.3% to $318,342 (22.2% of sales), as compared to $223,668 (23.7% of sales) for the three months ended June 30, 1999, as a result of the acquisition of the Bel Air Golf Companies, the relocation in early 2000 to a new office and warehouse facility, and a general increase in the level of operations.

For the three months ended June 30, 2000, depreciation and amortization increased by $10,270 or 95.7% to $21,002, as compared to $10,732 for the three months ended June 30, 1999, primarily as a result of fixed assets acquired during 2000 in conjunction with the relocation to a new office and warehouse facility in early 2000, and the amortization of goodwill related to the acquisition of the Bel Air Golf Companies.

As a result of the aforementioned factors, net income was $103,647 for the three months ended June 30, 2000, as compared to a net loss of $102,956 for the three months ended June 30, 1999.

Six  Months  Ended  June  30,  2000  and  1999  -

For the six months ended June 30, 2000, net sales increased by $697,190 or 51.2% to $2,059,425, as compared to $1,362,235 for the six months ended June 30, 1999, as a result of increased unit sales and increasing market acceptance of the Company's proprietary forged face insert technology products. Approximately 25% of sales for the six months ended June 30, 2000 consisted of sales generated by the product lines acquired from the Bel Air Golf Companies.

For the six months ended June 30, 2000, gross profit increased to $1,052,343, as compared to $662,501 for the six months ended June 30, 1999. As a percent of net sales, gross margin increased to 51.1% in 2000 from 48.6% in 1999, primarily as a result of increasing sales of recently introduced higher-margin products.

For the six months ended June 30, 2000, selling and marketing expenses increased by $113,114 or 40.7% to $391,281 (19.0% of sales), as compared to $278,167
(20.4% of sales) for the six months ended June 30, 1999. Despite decreasing as a percent of sales, selling and marketing expenses increased in 2000 as compared to 1999 on an absolute basis due to increased efforts by the Company to promote its products.

For the six months ended June 30, 2000, tour and pro contracts decreased by $117,014 or 82.4% to $25,000 (1.2% of sales), as compared to $142,014 (10.4% of sales) for the six months ended June 30, 1999, as a result of reduced emphasis and reliance by the Company on touring professionals to promote the Company's products.

For the six months ended June 30, 2000, the provision for bad debts decreased by $52,171 or 45.4% to $62,829 (3.1% of sales), as compared to $115,000 (8.4% of sales) for the six months ended June 30, 1999, as a result of a dispute with a customer in 1999 that resulted in an uncollectible accounts receivable.

For the six months ended June 30 2000, general and administrative expenses increased by $105,346 or 20.1% to $630,493 (30.6% of sales), as compared to $525,147 (38.6% of sales) for the six months ended June 30, 1999. Despite decreasing as a percentage of sales, general and administrative expenses increased in 2000 as compared to 1999 on an absolute basis as a result of the acquisition of the Bel Air Golf Companies, the relocation in early 2000 to a new office and warehouse facility, and a general increase in the level of operations.

For the six months ended June 30, 2000, depreciation and amortization increased by $14,441 or 68.1% to $35,651, as compared to $21,210 for the six months ended June 30, 1999, primarily as a result of fixed assets acquired during 2000 in conjunction with the relocation to a new office and warehouse facility in early 2000, and the amortization of goodwill related to the acquisition of the Bel Air Golf Companies.

As a result of the aforementioned factors, net loss was $95,928 for the six months ended June 30, 2000, as compared to a net loss of $439,105 for the six months ended June 30, 1999.


Liquidity  and  Capital  Resources  -  June  30,  2000:

Operating Activities. The Company's operations utilized cash of $670,795 during the six months ended June 30, 2000, as compared to utilizing cash of $117,503 during the six months ended June 30, 1999. The increase in cash utilized in operating activities in 2000 as compared to 1999 of $553,292 was primarily a result of an increase in cash utilized for accounts receivables and inventories. During the six months ended June 30, 2000, the Company recognized non-cash expenses related to the issuance of common stock, stock options and warrants of $46,150, as compared to $233,114 for the six months ended June 30, 1999.

At June 30, 2000, cash and cash equivalents had decreased by $760,833, to $32,429, as compared to $793,262 at December 31, 1999. As a result, the Company had working capital of $676,872 at June 30, 2000, as compared to working capital of $776,327 at December 31, 1999, resulting in current ratios of 1.61:1 and 1.83:1 at June 30, 2000 and December 31, 1999, respectively.

At June 30, 2000, accounts receivable had increased by $506,827 or 104.2% to $993,041, as compared to $486,214 at December 31, 1999, exclusive of an allowance for doubtful accounts of $97,887 and $40,000 at June 30, 2000 and December 31, 1999, respectively. At June 30, 2000, inventories had increased by $368,482 or 81.5% to $820,754, as compared to $452,272 at December 31, 1999.
Accounts receivable and inventories increased significantly during the six months ended June 30, 2000 as a result of the acquisition of the Bel Air Golf Companies' product lines and a general increase in the Company's level of operations, as well as the Company entering its peak selling season.

Investing Activities. During the six months ended June 30, 2000 and 1999, net cash used in investing activities for the purchase of property and equipment was $96,324 and $13,688, respectively.

Financing Activities. During the six months ended June 30, 2000 and 1999, the Company repaid $28,163 and $16,203 of short-term borrowings, respectively. During the six months ended June 30, 2000 and 1999, the Company borrowed $36,821 and $18,067, respectively, under its bank credit line. During the six months ended June 30, 1999, the Company generated $50,000 from short-term borrowings and $50,000 from the sale of common stock. The Company did not generate any proceeds from short-term borrowings or the sale of common stock during the six months ended June 30, 2000.

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

                           PART II.  OTHER INFORMATION


ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

(c)  Recent  sales  of  unregistered  securities

During the three months ended June 30, 2000, the Company issued 177,500 shares of common stock for services and recognized non-cash compensation of $46,150.

The Company acquired certain assets of the Bel Air Golf Companies during April 2000. In consideration for these assets, the Company assumed a liability of $50,000 (see below) and issued a total of 400,000 shares of its restricted common stock. The Company also issued warrants to purchase 255,000 shares of common stock exercisable at $1.00 per share for a period of six months from the Closing Date and warrants to purchase 100,000 shares of common stock exercisable at $1.00 per share for a period of one year from the Closing Date. In addition, the Company agreed to issue warrants exercisable for a period of three years from the Closing Date to purchase 100,000 shares of common stock at $1.00 per share, warrants to purchase 100,000 shares of common stock at $2.00 per share, and warrants to purchase 100,000 shares of common stock at $3.00 per share, vesting only if net revenues from the product lines acquired from the Bel Air Golf Companies reach $1,500,000, $2,000,000 and $2,500,000 in 2000, 2001 and
2002, respectively. The Company also issued 10% of the securities described above as a finder's fee with respect to this transaction. The fair value of the common stock issued was $62,700, and the fair value of the vested warrants was determined to be $22,700 based on the Black-Scholes pricing model, all of which was recorded as goodwill.

The Company issued 250,000 of the aforementioned 400,000 shares of common stock on November 29, 1999 as an advance, in order to be able to operate the Bel Air Golf Companies' product lines on an interim basis prior to the Closing Date. The 250,000 shares, as well as the related 25,000 shares issued as a finder's fee, were valued at $168,934 and charged to inventories.

In connection with the acquisition of the Bel Air Golf Companies' product lines, the Company assumed a $50,000 liability by issuing a promissory note with interest at 8% per annum commencing January 1, 2000, with quarterly interest payments of $1,000 through March 31, 2003, at which time all principal and unpaid accrued interest is due and payable. The $50,000 face value of this promissory note was recorded as goodwill. The Company also issued warrants to purchase 25,000 shares of common stock exercisable at $1.50 per share through March 31, 2003, which were determined to have a fair value of $5,000 based on the Black-Scholes pricing model. The fair value of these warrants was recorded as deferred interest expense, and is being amortized over the period through March 31, 2003.

As a result of the closing of the Bel Air Golf Companies transaction during April 2000, the Company issued an additional 3,170 shares of Series A Senior Convertible Preferred Stock to the preferred stockholder pursuant to certain anti-dilution provisions during the three months and six months ended June 30, 2000.

For the three months ended June 30, 2000, 3,320 shares of Series A Senior Convertible Preferred Stock were issued as payment of dividends of $31,538.

The shares of common stock, preferred stock, stock options and warrants were issued based on an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, based on the representations of the recipients.


ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)     Exhibits:

        27     Financial  Data  Schedule  (electronic  filing  only)

(b)     Reports  on  Form  8-K:

        Three  Months  Ended  June  30,  2000  -

        A Current Report on Form 8-K dated April 11, 2000 was filed on April 25, 2000 to report the acquisition of the product lines of the Bel Air Golf Companies, and was subsequently amended on June 6, 2000.

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



                                         GOLFGEAR  INTERNATIONAL,  INC.
                                         ----------------------------
                                                 (Registrant)




Date:  August  10,  2000            By:  /s/  DONALD  A.  ANDERSON
                                         -------------------------
                                              Donald  A.  Anderson
                                              President
                                             (Duly Authorized  Officer)



Date:  August  10,  2000            By:  /s/  ROBERT  N.  WEINGARTEN
                                         -------------------------
                                              Robert  N.  Weingarten
                                              Chief  Financial  Officer
                                             (Principal  Financial Officer)