Form 10QSB
period 2000-09-30
GOLFGEAR
filed 2000-11-14
CIK 1053210

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For  the  Quarterly  Period  Ended  September 30, 2000

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been
subject  to  such  filing  requirements  for the past 90 days.   Yes [X]  No [ ]

As of October 31, 2000, the Company had 13,378,848 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format: Yes [ ] No [X] Documents incorporated by reference: None.

                  GOLFGEAR INTERNATIONAL, INC. AND SUBSIDIARIES

                                      INDEX


PART  I.          FINANCIAL INFORMATION

     Item 1.  Financial  Statements
              Consolidated  Balance  Sheets  -
              September  30,  2000 (Unaudited) and  December  31,  1999

              Consolidated  Statements  of  Operations
              (Unaudited)  -  Three  Months  and  Nine  Months
              Ended  September  30,  2000  and  1999

              Notes  to  Consolidated  Financial  Statements
              (Unaudited)  -  Three  Months  and  Nine  Months
              Ended  September  30,  2000  and  1999

              Management's Discussion and Analysis or Plan of Operation

     Item 2.      OTHER  INFORMATION

PART  II.

     Item 2.  Changes  in  Securities  and  Use  of  Proceeds

     Item 6.  Exhibits  and  Reports  on  Form  8-K

SIGNATURES

                  GolfGear International, Inc. and Subsidiaries
                           Consolidated Balance Sheets


                                      September 30,    December 31,
                                          2000             1999
                                     ---------------  --------------
                                       (Unaudited)
ASSETS

Current assets:
  Cash and cash equivalents          $       41,844   $     793,262
  Accounts receivable, net of
    allowance for doubtful
    accounts of $90,937 and
    $40,000 at September 30, 2000
    and December 31, 1999,
    respectively                            522,463         446,214
  Inventories
    Component parts                         508,499         296,847
    Finished goods                          478,043         155,425
  Prepaid expenses and
    other assets                             24,977          20,610
                                     ---------------  --------------
Total current assets                      1,575,826       1,712,358
                                     ---------------  --------------
Property and equipment                      473,396         381,595
Less accumulated depreciation
  and amortization                         (284,748)       (259,549)
                                     ---------------  --------------
                                            188,648         122,046
                                     ---------------  --------------
Other assets:
  Patents and trademarks, net of
    accumulated amortization of
    $125,574 and $107,114 at
    September 30, 2000 and December
    31, 1999, respectively                  138,044         156,504
  Goodwill, net of accumulated
    amortization of $14,638 at
    September 30, 2000                      205,212               -
  Deposits and other assets                  17,113          23,025
                                     ---------------  --------------
                                            360,369         179,529
                                     ---------------  --------------
Total assets                         $    2,124,843   $   2,013,933
                                     ===============  ==============

                                   (continued)

                  GolfGear International, Inc. and Subsidiaries
                     Consolidated Balance Sheets (continued)


                                        September 30,    December 31,
                                            2000             1999
                                       ---------------  --------------
                                         (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Bank credit line payable             $       51,127   $      16,020
  Notes payable to stockholders                22,130          35,434
  Notes payable - current portion              34,468          70,631
  Accounts payable and accrued
    Liabilities                               916,475         641,498
  Accrued product warranties                   82,616          36,000
  Accrued interest                             11,579          12,448
  Accrued officer's compensation              153,250         124,000
                                       ---------------  --------------
Total current liabilities                   1,271,645         936,031
                                       ---------------  --------------
Non-current liabilities:
  Note payable                                 50,000               -
                                       ---------------  --------------
Total liabilities                           1,321,645         936,031
                                       ---------------  --------------
Stockholders' equity:
  Preferred stock, $.001 par value;
    Authorized - 10,000,000 shares
    Series A Senior Convertible
    Preferred Stock:
    Issued and outstanding -
    229,762 shares and 216,626
    shares at September 30, 2000 and
    December 31, 1999, respectively
    (stated value - $9.50 per share)              230             217
  Common stock, $.001 par value;
    Authorized - 50,000,000 shares
    Issued and outstanding -
    13,358,848 shares and 12,816,348
    shares at September 30, 2000 and
    December 31, 1999, respectively            13,359          12,816
  Additional paid-in capital                8,279,459       7,981,695
  Accumulated deficit                      (7,489,850)     (6,916,826)
                                       ---------------  --------------
Total stockholders' equity                    803,198       1,077,902
                                       ---------------  --------------
Total liabilities and
  stockholders' equity                 $    2,124,843   $   2,013,933
                                       ===============  ==============

          See accompanying notes to consolidated financial statements.

                  GolfGear International, Inc. and Subsidiaries
                Consolidated Statements of Operations (Unaudited)


                                            Three Months Ended
                                               September 30,
                                        --------------------------
                                            2000          1999
                                        ------------  ------------

Sales                                   $   573,702   $   509,524
Cost of goods sold                          376,264       292,614
                                        ------------  ------------
Gross profit                                197,438       216,910
Operating expenses:
  Selling and marketing                     139,825       138,717
  Tour and pro contracts                     15,369        15,834
  Provision for bad debts                     7,341       122,778
  General and administrative                375,075       283,553
  Depreciation and amortization              29,990        10,816
                                        ------------  ------------
Total expenses                              567,600       571,698
                                        ------------  ------------
Net loss from operations                   (370,162)     (354,788)
Other income (expense):
  Interest income                               447             -
  Interest expense                           (5,274)      (17,677)
  Loss on disposition of assets              (7,439)            -
                                        ------------  ------------
Net loss                                  ($382,428)    ($372,465)
                                        ============  ============
Net loss applicable to
  common stockholders:
  Net loss                                ($382,428)    ($372,465)
  Less dividends on Series A
    Senior Convertible Preferred Stock      (32,431)            -
                                        ------------  ------------
Net loss applicable to
  common stockholders                     ($414,859)    ($372,465)
                                        ============  ============
Net loss per common share -
  Basic and diluted                          ($0.03)       ($0.03)
                                        ============  ============
Weighted average number of
  common shares outstanding -
  Basic and Diluted                      13,225,515    12,587,194
                                        ============  ============

          See accompanying notes to consolidated financial statements.

                  GolfGear International, Inc. and Subsidiaries
                Consolidated Statements of Operations (Unaudited)


                                            Nine Months Ended
                                              September 30,
                                        --------------------------
                                            2000          1999
                                        ------------  ------------

Sales                                   $ 2,633,127   $ 1,872,458
Cost of goods sold                        1,383,346       992,348
                                        ------------  ------------
Gross profit                              1,249,781       880,110
Operating expenses:
  Selling and marketing                     531,105       408,578
  Tour and pro contracts                     40,369       165,721
  Provision for bad debts                    70,170       237,778
  General and administrative              1,005,567       808,350
  Depreciation and amortization              65,641        32,026
                                        ------------  ------------
Total expenses                            1,712,852     1,652,453
                                        ------------  ------------
Net loss from operations                   (463,071)     (772,343)
Other income (expense):
  Interest income                             7,518             -
  Interest expense                          (15,362)      (37,746)
  Loss on disposition of assets              (7,439)            -
                                        ------------  ------------
Net loss                                  ($478,354)    ($810,089)
                                        ============  ============
Net loss applicable to
  common stockholders:
  Net loss                                ($478,354)    ($810,089)
  Less dividends on Series A
    Senior Convertible Preferred Stock
                                            (94,670)            -
                                        ------------  ------------
Net loss applicable to
  common stockholders                     ($573,024)    ($810,089)
                                        ============  ============
Net loss per common share -
  Basic and diluted                          ($0.04)       ($0.06)
                                        ============  ============
Weighted average number of
  common shares outstanding -
  Basic and Diluted                      12,990,515    12,536,249
                                        ============  ============

          See accompanying notes to consolidated financial statements.

                  GolfGear International, Inc. and Subsidiaries
                Consolidated Statements of Cash Flows (Unaudited)


                                           Nine Months Ended
                                             September 30,
                                        ----------------------
                                           2000        1999
                                        ----------  ----------

Cash flows from operating activities:
  Net loss                              ($478,354)  ($810,089)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:
    Depreciation and amortization          65,641      32,025
    Provision for bad debts                70,170     237,778
    Loss on disposition of assets           7,439           -
    Common stock issued for services       46,151      18,970
    Fair value of stock options and
      warrants issued to non-employees
      for services                          7,150     246,593
    Changes in operating assets and
      liabilities:
      (Increase) decrease in:
        Accounts receivable              (146,419)   (223,631)
        Inventories                      (534,270)    101,730
        Prepaid expenses and other
          receivables                      (4,367)     (1,850)
        Deposits and other assets          11,412           -
      Increase (decrease) in:
        Accounts payable and
          accrued liabilities             274,977     335,047
        Accrued product warranties         21,616     (15,421)
        Accrued interest                     (869)      7,736
        Accrued officer's compensation     29,250           -
                                        ----------  ----------
Net cash used in operating activities    (630,473)    (71,112)
                                        ----------  ----------
Cash flows from investing activities:
  Addition to patents and trademark             -        (350)
  Purchase of property and equipment     (106,585)     (5,575)
                                        ----------  ----------
Net cash used in investing activities    (106,585)     (5,925)
                                        ----------  ----------

                                   (continued)

                  GolfGear International, Inc. and Subsidiaries
          Consolidated Statements of Cash Flows (Unaudited) (continued)


                                         Nine Months Ended
                                           September 30,
                                       ---------------------
                                          2000       1999
                                       ----------  ---------

Cash flows from financing activities:
  Proceeds from sale of equity
    securities, net                    $       -   $ 50,000
  Payments on notes payable to
    stockholders                         (13,304)    (1,500)
  Borrowing from bank credit line         35,107     20,962
  Proceeds from short-term borrowings          -     50,000
  Repayment on short-term borrowings     (36,163)   (30,903)
                                       ----------  ---------
Net cash (used in) provided by
  financing activities                   (14,360)    88,559
                                       ----------  ---------
Cash and cash equivalents:
  Net (decrease) increase               (751,418)    11,522
  At beginning of period                 793,262     31,771
                                       ----------  ---------
  At end of period                     $  41,844   $  3,293
                                       ==========  =========

          See accompanying notes to consolidated financial statements.

                  GolfGear International, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Unaudited)
         Three Months and Nine Months Ended September 30, 2000 and 1999


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

Comments - The accompanying interim consolidated financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at September 30, 2000, the results of operations for the three months and nine months ended September 30, 2000 and 1999, and the cash flows for the nine months ended September 30, 2000 and 1999. The consolidated balance sheet as of December 31, 1999 is derived from the Company's audited financial statements.

Certain information and footnote disclosures normally included in financial statements that have been presented in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission with respect to interim financial statements, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999, as filed with the Securities and Exchange Commission.

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

The results of operations for the three months and nine months ended September 30, 2000 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2000.

Earnings Per Share - Basic earnings per share is calculated by dividing net loss applicable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that would occur upon the exercise or conversion of common equivalent shares. Potentially dilutive securities were anti-dilutive for all periods presented, and accordingly, basic and diluted earnings per share are the same for all periods presented. As of September 30, 2000, potentially dilutive securities consisted of outstanding preferred stock, stock options and warrants representing 2,297,620 shares, 1,979,905 shares and 3,077,179 shares of common stock, respectively.


2.  Stockholders'  Equity

During the nine months ended September 30, 2000, the Company issued 177,500 shares of common stock for services and recognized non-cash compensation of $46,151. During the three months ended September 30, 2000, the Company did not issue any common stock for services.

During nine months ended September 30, 2000, the Company issued common stock and common stock purchase warrants in conjunction with the acquisition of the product lines of the Bel Air Golf Companies (see Note 3) and Leading Edge, LLC (see Note 4).

The Company issued 28,500 shares of common stock for services during the nine months ended September 30, 1999 and recognized non-cash compensation expense of $18,970. The Company also sold 66,667 shares of common stock for $50,000 during the nine months ended September 30, 1999.

The Company accounts for stock options and warrants granted to non-employees in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", which establishes a fair value method of accounting for stock-based compensation plans and for transactions in which an entity acquires goods or services in exchange for equity instruments. The Company calculates the fair value of the stock options and warrants issued on the date of grant using the Black-Scholes option pricing model, and charges the fair value to operations over the expected period of benefit. During the nine months ended September 30, 2000, the Company recognized $50,250 of such costs, which were included in goodwill and deferred interest expense in conjunction with the acquisition of the product lines of the Bel Air Golf Companies (see
Note 3). During the nine months ended September 30, 1999, the Company recognized $246,593 of such costs, which were charged to operations.

On September 27, 1999, the Company entered into an agreement with M.C. Corporation of Tokyo, Japan for the sale of 210,526 shares of its Series A Senior Convertible Preferred Stock, for $2,000,000, which was received by the Company during October 1999. Each share of Series A Convertible Senior Convertible Preferred Stock is convertible into 10 shares of common stock. Accordingly, the 210,526 shares of Series A Senior Convertible Preferred Stock are convertible into 2,105,260 shares of the Company's common stock. The Series A Senior Convertible Preferred Stock votes on an "as if converted" basis and may be converted in whole or in part for a period of two years after which it automatically converts into common stock. A 6% annual dividend is payable quarterly in cash or additional shares of preferred stock at the option of the Company. In conjunction with the preferred stock financing, the Company also issued warrants to purchase 330,000 shares of common stock exercisable at $1.00 per share through October 2002. The reset provision contained in the original agreement expired during the year 2000, one year after the original issuance of the preferred stock.

For the three months ended December 31, 1999, 2,339 shares of Series A Senior Convertible Preferred Stock were issued as payment of dividends of $22,215. For the three months ended March 31, 2000, 3,232 shares of Series A Senior Convertible Preferred Stock were issued as payment of dividends of $30,701. For the three months ended June 30, 2000, 3,320 shares of Series A Senior Convertible Preferred Stock were issued as payment of dividends of $31,538. For the three months ended September 30, 2000, 3,414 shares of Series A Senior Convertible Preferred Stock were issued as payment of dividends of $32,431.

Anti-dilution provisions permit the preferred stockholder to purchase additional shares of preferred stock so as to maintain its 14.3% equity interest in the Company, as defined, for a period of five years. In addition, on a one-time only basis, as a result of the acquisition of the Bel Air Golf Companies' product lines (see Note 3), additional preferred shares were required to be issued to the preferred stockholder for no additional consideration in order to maintain the preferred stockholder's 14.3% equity interest in the Company, as defined. Accordingly, during 1999, the Company issued 3,761 additional shares of Series A Senior Convertible Preferred Stock to the preferred stockholder, and as a result of the closing of the Bel Air Golf Companies transaction during April 2000, the Company issued an additional 3,170 shares of Series A Senior Convertible Preferred Stock to the preferred stockholder during the nine months ended September 30, 2000.

On September 5, 2000, the Company executed a service agreement with Travis Morgan Securities, Inc. ("Travis Morgan") to engage Travis Morgan as a financial advisor to the Company, with respect to financial advisory, corporate finance and merger and acquisition matters for the twelve month period commencing September 1, 2000. In connection with the agreement, the Company issued warrants to Travis Morgan to purchase 390,000 shares of common stock at an exercise price of $0.35 per share and were exercisable for a five year period commencing on September 5, 2000. The warrants were determined to have a fair value of $85,800 based on the Black-Scholes pricing model. The fair value of these warrants was expensed over a twelve month period.


3.  Acquisition  of  the  Bel  Air  Golf  Companies'  Product  Lines

On April 11, 2000 (the "Closing Date"), the Company completed the acquisition of certain assets of the Bel Air Golf Companies, which included the "Bel Air Golf" and "Players Golf" trade names. The acquisition consisted primarily of inventory, trade names, trademarks and other intangible assets. The Bel Air Golf Companies sold a full line of junior golf clubs under the Players Golf brand, and Bel Air Golf was known primarily for golf club products and accessories that offered both value and quality. The Company, through its wholly-owned subsidiary, Bel Air-Players Group, Inc., a Nevada corporation, is operating the product lines acquired from the Bel Air Golf Companies as a separate division of the Company, and will continue to market junior golf clubs under the name Players Golf and will continue to develop and market other products under the Players Golf line, the Bel Air Golf line and other trade names acquired.

In consideration for these assets, the Company assumed a liability of $50,000 (see below) and issued a total of 400,000 shares of its restricted common stock. The Company also issued warrants to purchase 255,000 shares of common stock exercisable at $1.00 per share for a period of six months from the Closing Date and 100,000 common stock purchase warrants exercisable at $1.00 per share for a period of one year from the Closing Date. In addition, the Company agreed to issue warrants exercisable for a period of three years from the Closing Date to purchase 100,000 shares of common stock at $1.00 per share, warrants to purchase 100,000 shares of common stock at $2.00 per share, and warrants to purchase 100,000 shares of common stock at $3.00 per share, vesting only if net revenues from the product lines acquired from the Bel Air Golf Companies reach $1,500,000, $2,000,000 and $2,500,000 in 2000, 2001 and 2002, respectively. The
Company also issued 10% of the securities described above as a finder's fee with respect to this transaction. The fair value of the common stock issued was $62,700, and the fair value of the vested warrants was determined to be $26,650 based on the Black-Scholes option pricing model, all of which was recorded as goodwill.

The Company issued 250,000 of the aforementioned 400,000 shares of common stock on November 29, 1999 as an advance, in order to be able to operate the Bel Air Golf Companies' product lines on an interim basis prior to the Closing Date. The 250,000 shares, as well as the related 25,000 shares issued as a finder's fee, were valued at $168,934 and charged to inventories.

In connection with the acquisition of the Bel Air Golf Companies' product lines, the Company assumed a $50,000 liability by issuing a promissory note with interest at 8% per annum commencing January 1, 2000, with quarterly interest payments of $1,000 through March 31, 2003, at which time all principal and unpaid accrued interest is due and payable. The $50,000 face value of this promissory note was recorded as goodwill. The Company also issued warrants to purchase 25,000 shares of common stock exercisable at $1.50 per share through March 31, 2003, which were determined to have a fair value of $5,500 based on the Black-Scholes option pricing model. The fair value of these warrants was recorded as deferred interest expense, and is being amortized over the period through March 31, 2003.

Due to the condition of the financial records of the Bel Air Golf Companies, it is impracticable to present pro forma results of operations for the three months and nine months ended September 30, 1999, as if the Company had acquired the Bel Air Golf Companies' product lines effective January 1, 1999.


4.     Acquisition  of  the  Leading  Edge,  LLC's  Product  Lines

On August 30, 2000 (the "Closing Date"), the Company completed the acquisition of certain assets of Leading Edge, LLC ("Leading Edge"), which included the "Leading Edge" trade name. The acquisition consisted primarily of inventory, trade names, trademarks and other intangible assets. Leading Edge is a manufacturer of proprietary putters. Leading Edge putters are protected by a United States design patent. The Company, through its wholly-owned subsidiary, Leading Edge Acquisition, Inc., a Nevada corporation, is operating the product lines acquired from Leading Edge as a separate division of the Company, and will continue to market putters under the name Leading Edge.

In consideration for acquiring the business of Leading Edge, the Company issued 200,000 shares of its common stock and warrants to purchase 150,000 shares of its common stock exercisable at $1.00 per share for a period of four years from the Closing Date. The warrants were determined to have a fair value of $18,000 based on the Black-Scholes option pricing model. The fair value of these warrants was recorded as goodwill and is being amortized over five years.


5.     Segment  and  Geographic  Information;  Major  Customers

The Company operates in one business segment. The Company sells primarily to customers in the United States and the Far East.

During the three months ended September 30, 2000, sales to customers in the United States and the Far East were $550,002 (96%) and $23,700 (4%), respectively. During the nine months ended September 30, 2000, sales to customers in the United States and the Far East were $2,023,214 (77%) and $609,913 (23%), respectively.

During the three months ended September 30, 1999, sales to customers in the United States and the Far East were $345,157 (68%) and $165,066 (32%), respectively. During the nine months ended September 30, 1999, sales to customers in the United States and the Far East were $1,400,172 (75%) and $472,286 (25%), respectively.

During the three months ended September 30, 2000, 2 customers accounted for approximately 28% (10% and 18%) of total sales, and during the nine months ended September 30, 2000, 2 customers accounted for approximately 48% (29% and 19%) of total sales.

During the three months ended September 30, 1999, 2 customers accounted for approximately 56% (31% and 25%) of total sales, and during the nine months ended September 30, 1999, 3 customers accounted for approximately 62% (21%, 22% and 19%) of total sales.

6.     Legal  Proceedings

A claim has been asserted against the Company for breach of contract, as well as certain other claims, by Peter Alliss, who has asserted damages in excess of $600,000 arising out of a contract between the parties dated January 1, 1998.
The Company and Mr. Alliss are in discussions regarding the validity of the claims and the actual amount of damages, if any, as well as a potential settlement. However, there can be no assurance that a settlement will ultimately be concluded. The Company believes that the claims are substantially without merit, and intends to vigorously contest any litigation that may be filed. As this matter is in an early stage, the Company is currently unable to predict the ultimate outcome of this matter or the effect, if any, that its resolution may have on the Company's financial position, results of operations and cash flow.

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

Cautionary  Statement  Pursuant  to  Safe  Harbor  Provisions  of  the  Private
Securities  Litigation  Reform  Act  of  1995:

This Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2000 contains "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, including statements that include the words "believes", "expects", "anticipates", or similar expressions. These forward-looking statements include, among others, statements concerning the Company's expectations regarding its working capital requirements, gross margin, results of operations, business, growth prospects, competition and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements included in this Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2000 involve known and unknown risks, uncertainties and other factors that could cause the actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein.


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

During the three months ended September 30, 2000, sales to customers in the United States and the Far East were $550,002 (96%) and $23,700 (4%), respectively. During the nine months ended September 30, 2000, sales to customers in the United States and the Far East were $2,023,214 (77%) and $609,913 (23%), respectively.

During the three months ended September 30, 1999, sales to customers in the United States and the Far East were $345,157 (68%) and $165,066 (32%), respectively. During the nine months ended September 30, 1999, sales to customers in the United States and the Far East were $1,400,172 (75%) and $472,286 (25%), respectively.

During the three months ended September 30, 2000, 2 customers accounted for approximately 28% (10% and 18%) of total sales, and during the nine months ended September 30, 2000, 2 customers accounted for approximately 48% (29% and 19%) of total sales.

During the three months ended September 30, 1999, 2 customers accounted for approximately 56% (31% and 25%) of total sales, and during the nine months ended September 30, 1999, 3 customers accounted for approximately 62% (21%, 22% and 19%) of total sales.


Acquisition  of  the  New  Product  Lines:

On April 11, 2000, the Company completed the acquisition of certain assets of the Bel Air Golf Companies, which included the "Bel Air Golf" and "Players Golf" trade names. The acquisition consisted primarily of inventory, trade names, trademarks and other intangible assets. The Bel Air Golf Companies offered a full line of junior golf clubs under the Players Golf brand, and Bel Air Golf was known primarily for golf club products and accessories that offer both value and quality. The Company, through its wholly-owned subsidiary, Bel Air-Players Group, Inc., a Nevada corporation, is operating the product lines acquired from the Bel Air Golf Companies as a separate division of the Company, and will continue to market junior golf clubs under the name Players Golf and will continue to develop and market other products under the Players Golf line, the Bel Air Golf line and other trade names acquired.

In consideration for these assets, the Company assumed a liability of $50,000 (see below) and issued a total of 400,000 shares of its restricted common stock. The Company issued warrants to purchase 255,000 shares of common stock exercisable at $1.00 per share for a period of six months from the Closing Date and warrants to purchase 100,000 shares of common stock exercisable at $1.00 per share for a period of one year from the Closing Date. In addition, the Company agreed to issue warrants exercisable for a period of three years from the Closing Date to purchase 100,000 shares of common stock at $1.00 per share, warrants to purchase 100,000 shares of common stock at $2.00 per share, and warrants to purchase 100,000 shares of common stock at $3.00 per share, vesting only if net revenues from the product lines acquired from the Bel Air Golf Companies reach $1,500,000, $2,000,000 and $2,500,000 in 2000, 2001 and 2002,
respectively. The Company also issued 10% of the securities described above as a finder's fee with respect to this transaction. The fair market value of the common stock issued was $62,700, and the fair value of the vested warrants was determined to be $26,650 based on the Black-Scholes option pricing model, all of which was recorded as goodwill.

The Company issued 250,000 of the 400,000 shares of common stock on November 29, 1999 as an advance, in order to be able to operate the Bel Air Golf Companies' product lines on an interim basis prior to the Closing Date. The 250,000 shares, as well as the related 25,000 shares issued as a finder's fee, were valued at $168,934 and charged to inventories.

In connection with the acquisition of the Bel Air Golf Companies' product lines, the Company assumed a $50,000 liability by issuing a promissory note with interest at 8% per annum commencing January 1, 2000, with quarterly interest payments of $1,000 through March 31, 2003, at which time all principal and unpaid accrued interest is due and payable. The $50,000 face value of this promissory note was recorded as goodwill. The Company also issued warrants to purchase 25,000 shares of common stock exercisable at $1.50 per share through March 31, 2003, which were determined to have a fair value of $5,500 based on the Black-Scholes option pricing model. The fair value of these warrants was recorded as deferred interest expense, and is being amortized over the period through March 31, 2003.

On August 30, 2000 (the "Closing Date"), the Company completed the acquisition of certain assets of Leading Edge, LLC ("Leading Edge"), which included the "Leading Edge" trade name. The acquisition consisted primarily of inventory, trade names, trademarks and other intangible assets. Leading Edge is a manufacturer of proprietary putters. Leading Edge putters are protected by a United States design patent. The Company, through its wholly-owned subsidiary, Leading Edge Acquisition, Inc., a Nevada corporation, is operating the product lines acquired from Leading Edge as a separate division of the Company, and will continue to market putters under the name Leading Edge.

In consideration for acquiring the business of Leading Edge, the Company issued 200,000 shares of its common stock and warrants to purchase 150,000 shares of its common stock exercisable at $1.00 per share for a period of four years from the Closing Date. The warrants were determined to have a fair value of $18,000 based on the Black-Scholes pricing model. The fair value of these warrants was recorded as goodwill and is being amortized over five years.

Results  of  Operations:

Three  Months  Ended  September  30,  2000  and  1999  -

For the three months ended September 30, 2000, net sales increased by $64,179 or 12.6% to $573,702, as compared to $509,524 for the three months ended September 30, 1999. Approximately 31.7% of sales for the three months ended September 30, 2000 consisted of sales generated by the product lines acquired from the Bel Air Golf Companies.

For the three months ended September 30, 2000, gross profit decreased to $197,438, as compared to $216,910 for the three months ended September 30, 1999. As a percent of net sales, gross margin decreased to 34.4% in 2000 from 42.6% in 1999, primarily as a result of a shift in product mix to lower margin product.

Selling and marketing expenses totaled $139,825 (24.4% of sales), and $138,716 (27.2% of sales) for the three months ended September 30, 2000 and 1999, respectively.

Tour and pro contracts were $15,369 (2.7% of sales) and $15,834 (3.1% of sales) for the three months ended September 30, 2000 and 1999, respectively.

For the three months ended September 30, 2000, the provision for bad debts decreased by $115,438 or 94.0% to $7,341 (1.3% of sales), as compared to $122,778 (24.1% of sales) for the three months ended September 30, 1999, as a result of a dispute with a customer in 1999 that resulted in an uncollectible accounts receivable.

For the three months ended September 30, 2000, general and administrative expenses increased by $91,522 or 32.3% to $375,075 (65.4% of sales), as compared to $283,553 (55.7% of sales) for the three months ended September 30, 1999, as a result of the acquisition of the Bel Air Golf Companies and Leading Edge, and a general increase in the level of operations.

For the three months ended September 30, 2000, depreciation and amortization increased by $19,174 or 177.3% to $29,990, as compared to $10,816 for the three months ended September 30, 1999, primarily as a result of fixed assets acquired during 2000 in conjunction with the relocation to a new office and warehouse facility in early 2000, and the amortization of goodwill related to the acquisition of the Bel Air Golf Companies.

As a result of the aforementioned factors, net loss was $375,278 for the three months ended September 30, 2000, as compared to a net loss of $372,465 for the three months ended September 30, 1999.


Nine  Months  Ended  September  30,  2000  and  1999  -

For the nine months ended September 30, 2000, net sales increased by $760,669 or 40.6% to $2,633,127, as compared to $1,872,458 for the nine months ended
September  30,  1999.  Approximately  26.7%  of  sales for the nine months ended
September 30, 2000 consisted of sales generated by the product lines acquired from the Bel Air Golf Companies.

For the nine months ended September 30, 2000, gross profit increased to $1,249,781, as compared to $880,110 for the nine months ended September 30, 1999. As a percent of net sales, gross margin increased to 47.5% in 2000 from 47.0% in 1999, primarily as a result of increasing sales of recently introduced higher-margin products.

For the nine months ended September 30, 2000, selling and marketing expenses increased by $122,527 or 30.0% to $531,105 (20.2% of sales), as compared to $408,578 (21.8% of sales) for the nine months ended September 30, 1999, as a result of increased efforts by the Company to promote its products.

For the nine months ended September 30, 2000, tour and pro contracts decreased by $125,352 or 75.6% to $40,369 (1.5% of sales), as compared to $165,721 (8.9%
of sales) for the nine months ended September 30, 1999, as a result of reduced emphasis and reliance by the Company on touring professionals to promote the Company's products.

For the nine months ended September 30, 2000, the provision for bad debts decreased by $167,609 or 70.5% to $70,170 (2.7% of sales), as compared to $237,778 (12.7% of sales) for the nine months ended September 30, 1999, as a result of a dispute with a customer in 1999 that resulted in an uncollectible accounts receivable.

For the nine months ended September 30 2000, general and administrative expenses increased by $197,217 or 24.4% to $1,005,567 (38.2% of sales), as compared to $808,350 (43.2% of sales) for the nine months ended September 30, 1999, as a result of the acquisition of the Bel Air Golf Companies, the acquisition of Leading Edge, the relocation in early 2000 to a new office and warehouse facility, and a general increase in the level of operations.

For the nine months ended September 30, 2000, depreciation and amortization increased by $33,614 or 105.0% to $65,641, as compared to $32,026 for the nine months ended September 30, 1999, primarily as a result of fixed assets acquired during 2000 in conjunction with the relocation to a new office and warehouse facility in early 2000, and the amortization of goodwill related to the acquisition of the Bel Air Golf Companies and Leading Edge.

As a result of the aforementioned factors, net loss was $471,204 for the nine months ended September 30, 2000, as compared to a net loss of $810,089 for the nine months ended September 30, 1999.


Liquidity  and  Capital  Resources  -  September  30,  2000:

Operating Activities. The Company's operations utilized cash of $630,473 during the nine months ended September 30, 2000, as compared to utilizing cash of $71,112 during the nine months ended September 30, 1999. The increase in cash utilized in operating activities in 2000 as compared to 1999 of $559,361 was primarily a result of an increase in cash utilized for accounts receivables and inventories. During the nine months ended September 30, 2000, the Company recognized non-cash expenses related to the issuance of common stock, stock options and warrants of $53,301, as compared to $265,563 for the nine months ended September 30, 1999.

At September 30, 2000, cash and cash equivalents had decreased by $751,418, to $41,844, as compared to $793,262 at December 31, 1999. As a result, the Company had working capital of $304,181 at September 30, 2000, as compared to working capital of $776,327 at December 31, 1999, resulting in current ratios of 1.24:1 and 1.83:1 at September 30, 2000 and December 31, 1999, respectively.

At September 30, 2000, accounts receivable had increased by $127,186 or 30.1% to $613,400, as compared to $486,214 at December 31, 1999, exclusive of an allowance for doubtful accounts of $90,937 and $40,000 at September 30, 2000 and December 31, 1999, respectively. At September 30, 2000, inventories had increased by $534,270 or 118.1% to $986,542, as compared to $452,272 at December 31, 1999. Accounts receivable and inventories increased significantly during the nine months ended September 30, 2000 to support the increased selling effort with respect to the Bel Air Golf Companies' product lines and a general increase in the Company's level of operations, as well as the Company entering the holiday 2000 selling season.

Investing Activities. During the nine months ended September 30, 2000 and 1999, net cash used in investing activities for the purchase of property and equipment was $106,585 and $5,925, respectively, primarily as a result of fixed assets acquired during 2000 in conjunction with the relocation to a new office and warehouse facility in early 2000. In addition, the Company acquired a second tour van for approximately $60,000 as an added effort to promote its product.

Financing Activities. During the nine months ended September 30, 2000 and 1999, the Company repaid $36,163 and $30,903 of short-term borrowings, respectively. During the nine months ended September 30, 2000 and 1999, the Company borrowed $35,107 and $20,962, respectively, under its bank credit line. During the nine months ended September 30, 1999, the Company generated $50,000 from short-term borrowings and $50,000 from the sale of common stock. The Company did not generate any proceeds from short-term borrowings or the sale of common stock during the nine months ended September 30, 2000.

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


New  Accounting  Pronouncement:

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), which, as amended, is effective for financial statements for all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. SFAS No. 133 also addresses the accounting for hedging activities. The Company will adopt SFAS No. 133 for its fiscal year beginning January 1, 2001. The Company does not expect that adoption of SFAS No. 133 will have a material impact on its financial statement presentation or disclosures.

                           PART II.  OTHER INFORMATION


ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

(c)  Recent  sales  of  unregistered  securities

For the three months ended September 30, 2000, 3,414 shares of Series A Senior Convertible Preferred Stock were issued as payment of dividends of $32,431.

On August 30, 2000 (the "Closing Date"), the Company completed the acquisition of certain assets of Leading Edge, LLC ("Leading Edge"), which included the "Leading Edge" trade names. The acquisition consisted primarily of inventory, trade name, trademarks and other intangible assets. Leading Edge putters are protected by a United States design patent. The Company, through its wholly-owned subsidiary, Leading Edge Acquisition, Inc., a Nevada corporation, is operating the product lines acquired from Leading Edge as a separate division of the Company, and will continue to market putters under the name Leading Edge.

In consideration for acquiring the business of Leading Edge, the Company issued 200,000 shares of its common stock and warrants to purchase 150,000 shares of its common stock exercisable at $1.00 per share for a period of four years from the Closing Date. The warrants were determined to have a fair value of $18,000 based on the Black-Scholes pricing model.

On September 5, 2000, the Company executed a service agreement with Travis Morgan Securities, Inc. ("Travis Morgan") to engage Travis Morgan as a financial advisor to the Company, with respect to financial advisory, corporate finance and merger and acquisition matters for the twelve month period commencing September 1, 2000. In connection with the agreement, the Company issued warrants to Travis Morgan to purchase 390,000 shares of common stock at an exercise price of $0.35 per share and were exercisable for a five year period commencing on September 5, 2000. The warrants were determined to have a fair value of $85,800 based on the Black-Scholes pricing model. The fair value of these warrants was expensed over a twelve month period.

The shares of common stock, preferred stock, and warrants were issued based on an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, based on the representations of the recipients.

ITEM 6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

    (a)  Exhibits:

         27  Financial  Data  Schedule  (electronic  filing  only)

    (b)  Reports  on  Form  8-K:

         Three  Months  Ended  September  30,  2000  -

         No Reports on Form 8-K were filed during the three months ended September 30, 2000.

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


                                  GOLFGEAR  INTERNATIONAL,  INC.
                                  ----------------------------
                                           (Registrant)



Date:  November 13, 2000    By:  /s/  DONALD A. ANDERSON
                                 ------------------------
                                 Donald A. Anderson
                                 President
                                 (Duly Authorized Officer)


Date:  November 13, 2000    By:  /s/  LAURA  L.  LI
                                 ------------------------
                                 Laura L. Li
                                 Chief Financial Officer
                                 (Principal Financial Officer)