Form 10KSB
period 2000-12-31
GOLFGEAR
filed 2001-04-17
CIK 1053210

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For  the  fiscal  year  ended  December  31,  2000

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For  the  transition  period  from ___________ to ____________

                         Commission file number: 0-28007

                          GOLFGEAR  INTERNATIONAL, INC.
          ------------------------------------------------------------
              (Exact name of small business issuer in its charter)

             NEVADA                                       43-1627555
  -------------------------------               -------------------------------
  (State or other jurisdiction of               (I.R.S. Employer Identification
   incorporation or organization)                           Number)


               12771 Pala Drive, Garden Grove, California   92841
           ------------------------------------------------------------
           (Address of principal executive offices, including zip code)

Issuers  telephone  number,  including  area  code:  (714) 899-4274

Securities  registered  pursuant  to Section 12(b) of the Act:   None

Securities  registered  pursuant  to Section 12(g) of the Act:

                          Common Stock, $.001 par value
                          -----------------------------
                                (Title of Class)

     Check  whether  the  issuer  (1)  filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2)  has been subject to such filing requirements for the past 90 days.
Yes [ X ]  No  [   ]

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The issuer's revenues for the fiscal year ended December 31, 2000 were $3,194,610.

     The aggregate market value of the issuer's common stock held by non-affiliates of the Company as of March 31, 2001, was $1,862,370.

     As of March 31, 2001, the issuer had 15,273,598 shares of common stock issued and outstanding.

     Transitional  Small  Business  Disclosure  Format:  Yes  [  ]  No  [X]

     Documents  incorporated  by  reference:  None.

     This Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000, contains forward-looking statements relating to future events or the future events or the future financial performance of the Company, including, but not limited to, statements contained in "Business' and Management's Discussion and Analysis or Plan of Operation." Readers are cautioned that such statements, which may be identified by words including "anticipates," "believes," "intends," "estimates," "expects," and similar expressions, are only predictions or estimations and are subject to known and unknown risks and uncertainties. In evaluating such statements, readers should consider the various factors identified in this Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000, which could cause actual events, performance or results to differ materially from those indicated by such statements.

                                     PART I.

ITEM  1.     DESCRIPTION  OF  BUSINESS

Organization  of  Business

     GolfGear International, Inc., a Nevada corporation (the "Company"), formerly Harry Hurst Jr., Inc. ("HHI"), was incorporated under the laws of the State of Nevada on October 9, 1997. The Company is the successor entity resulting from a November 20, 1997, reorganization between GolfGear International, Inc. ("GGI"), which, through its predecessors, has been active in the golf business since 1990, and HHI, a non-operating public corporation. By the filing of an Amendment to the Articles of Incorporation filed on December 1, 1997, HHI changed its name to GolfGear International, Inc. and GGI changed its name to GGI, Inc. and remains a wholly-owned subsidiary of the Company. Each share of common stock of GGI was exchanged for 3.5235 shares of common stock of HHI. The shareholders of GGI, constituting 90% of the then outstanding shares of common stock, became the controlling shareholders of the Company, effective December 5, 1997. A one for two reverse stock split of HHI's issued and outstanding shares is reflected in an Amendment to the Articles of Incorporation filed on December 4, 1997.

     The Company's executive offices are located at 12771 Pala Drive, Garden Grove, California 92841, and its telephone number is (714) 899-4274. The Company's fiscal year ends on December 31. Currently, the Company has twelve full-time employees (four in administration and three in support services) and ten independent sales representatives. None of the Company's employees are subject to a collective bargaining agreement.

Going  Concern

     The consolidated financial statements as of and for the year ended December 31, 2000 have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the consolidated financial statements do not purport to represent the realizable or settlement values. The Company has suffered recurring operating losses and had diminishing working capital liquidity at December 31, 2000. As a result of these factors, the Company's independent certified public accountants have expressed substantial doubt about the Company's ability to continue as a going concern. The Company believes that its efforts to reduce costs and operate more efficiently will generate improved cash flows, although there can be no assurances that such efforts will be successful. Furthermore, during early 2001 the Company experienced a significant drop in orders from its key retail customers who provided approximately one-half of the Company's total revenues in 2000. The Company is attempting to increase revenues through various means, including expanding brands and product offerings, new marketing programs, and possibly direct marketing to customers. To the extent that the Company is unable to replace such revenues on a timely basis, the Company's revenues in 2001 may experience a significant decline, and the Company's liquidity and ability to continue to conduct operations may be impaired.

     The Company will require additional capital to fund operating requirements, as well as to fund expansion plans and possible acquisitions, mergers and joint ventures. The Company is exploring various alternatives to raise this required capital, but there can be no assurances that the Company will be successful in this regard. To the extent that the Company is unable to secure the capital necessary to fund its future cash requirements on a timely basis and/or under acceptable terms and conditions, the Company may not have sufficient cash resources to maintain operations. In such event, the Company may have to substantially reduce its operations to a level consistent with its available working capital resources. The Company may also be required to consider a formal or informal restructuring or reorganization.

Company  Overview  -  Description  of  Current  Business

     The Company designs, develops and markets innovative premium golf clubs intended to improve the quality and performance of a golfer's game. Utilizing patented forged face insert technology, the Company has created a new generation of metal woods. The Company believes that the concept of producing a golf head with a forged face metal insert fixed to the body of an investment cast shell
(head) is a significant improvement in the approach to making a wood or iron head.

     The Company believes that its forged face metal wood combines the accuracy and forgiveness of the investment cast metal wood with the feeling, strength and power that can only come from forged metal. The Company has also applied this same technology to irons, creating a state-of-the-art forged face iron that features the same forged face metal insert bonded to a cavity-back, investment-cast club head. This technology produces clubs that have a solid sweet spot, producing maximum energy transfer, which in turn provides consistent distance and accuracy, even if miss-hit.

     The Company sells a full line of patented metal woods and irons marketed under various names, including Ti-Gear, TG-Tour and Tsunami Titanium drivers, which were first introduced in 1997 and which have been updated and revised on a periodic basis. The Company offers both mid-size and over-size models. The Company is attempting to utilize its patented technology to develop a position as a major brand name in the golf industry.

     All of the Company's products are intended to offer retailers a substantial profit margin, in contrast to many of the competitive golf products currently offered for sale at off-course retailers and discounters. Several of the major companies in the golf hardware industry have moved to capture market share by sacrificing their retailers' margins. These companies are selling through discounters and warehouse stores. The Company believes that this situation offers a substantial area of opportunity, since its proprietary products can provide better margins to retailers.

     The Company introduced a new line of forged insert woods in January 2001. The new line of TG-Tour woods consists of a full line of woods, including drivers in various lofts complemented by a full line of fairway woods. The
Company  will  begin  shipping  these  clubs  in  May  2001.

     The Company's objective is to become a leading manufacturer of drivers, irons, wedges and putters utilizing, wherever possible, its proprietary forged face insert technology. To achieve this objective, the Company is focusing its market strategy on enhancing the reputation of its products, increasing its market penetration of its products and continuing the development of innovative clubs, and the refinement and improvement of existing technology. An integral part of this strategy is the expansion of the Company's marketing and advertising efforts to target both domestic and international sales. The Company's domestic marketing strategy is to create product awareness through various means, including infomercials, print advertising, television commercials and other promotional activities such as on-course golf pro shop demonstrations. The Company will also seek to obtain the endorsement of its products by touring professional golfers, who would be expected demonstrate the effectiveness of forged face technology and provide valuable exposure. The Company also intends to expand its line of clubs by developing, acquiring or licensing its technologies to other golf manufacturers. The ability of the Company to implement its marketing strategy is subject to the Company having access to adequate capital, which it currently does not have (see "ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION").

Industry  Background

     There are approximately 26 million golfers in the United States today, with approximately 5.4 million of those being avid golfers (defined as those golfers playing 25 or more rounds per year). The sport is popular with both men and women. Its popularity is gaining around the world. It is one of the few sports in which players spend more money as they get older. Golf equipment and related merchandise account for approximately $5 billion in annual sales.

     A 1995 institutional research report by the investment banking firm of Hambrecht & Quist noted that the United States golf equipment market is continuing to grow. Three factors are fueling sales: the increasing popularity of premium-priced oversized irons, recently introduced innovations in metal woods, and continuing interest in the sport among new players.

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

     Market leaders follow a similar pattern. Each established a market niche. Callaway introduced the oversize metal wood to the market. Cobra followed with oversize perimeter weighted irons. Each incorporated brand identity, product innovation and tour validation, from the PGA Tour to the LPGA Tour to the Senior Tour.

     The Company's niche in the marketplace is the forged face metal insert. Over the past several years, clubs have become larger, longer and lighter. Inserts offer a more dense sweet spot, superior weight distribution and cutting-edge technology. All-titanium drivers have become common because of the move to the larger size heads. However, there is a cost factor involved in this transition. Fairway woods do not need to be made completely of titanium. A stainless steel shell can be used with a forged titanium insert, making these woods more affordable. The customer can purchase a competitively priced fairway wood from the Company at 25% less than comparable all-titanium woods.

     Because management has first-hand experience working with touring professionals, the Company believes it will be able to obtain product exposure from the various tours and anticipates major touring professional exposure, subject to the availability of adequate operating capital.

     The Company believes that the market for golf clubs is cyclical, and that the consumer is now ready for something new. Most of the sets sold by the major club manufacturers in the last ten years are now aging and there is a substantial replacement market developing. Even the average golfer needs to upgrade and replace certain clubs on a regular basis. Some competitors have experienced tremendous growth throughout the 1990s by riding this cycle. The Company believes that it has the opportunity to be a major candidate to fill the product that will be sold in this next growth cycle. The Company's brand name remains underdeveloped while other brands have begun to erode as a result of having sold their popular models "down market". Large established brands such as Callaway will continue to do well based on their ability to heavily promote their products on various professional tours and through major retailers and television advertising campaigns.

Competition

     Spalding, MacGregor, and Hogan are well-recognized old-line names in golf equipment. Names currently dominating the industry's premium-brand sector are Callaway, Titleist, Cobra, Taylor Made, Mizuno, Ping and Cleveland Golf. Obsolete are the old-line companies of the 1960's and 1970's, which the Company believes today offer lackluster equipment using other sports to promote their names in golf. Today, companies such as Callaway, Karsten Manufacturing (Ping) and American Brands (Titleist) are leading a wave of golf-focused idealism among consumers. The dominating golf companies are innovative, having created new equipment categories or having already established a market leadership position in a particular category, such as oversized metal woods or irons.

     The Company competes in the premium-priced technology based segment of the golf club manufacturing industry. This market for golf clubs is highly competitive, with many established companies competing in this market having greater financial and other resources. The Company believes that its technology, product quality standards, and competitive pricing structure can provide a competitive edge in the market. In addition, the Company intends to introduce a line of lower priced irons and woods under the Leading Edge brand in May 2001 (see "Leading Edge Acquisition"). The Company believes that a lower priced set of clubs has the potential to add to its revenue during the second half of 2001. The Company is also selling a medium priced set of clubs for women under the name "Diva", to fill what the Company perceives as a void in the industry for medium priced women's clubs.

Business  Strategy

     The Company competes in the premium quality segment of the golf club industry, a growing and highly competitive area. The Company is planning to introduce lower priced clubs under the Leading Edge brand beginning in May 2001.

     The Company occupies a 10,000 square foot facility located in Garden Grove, California, which provides the Company with sales offices, customer service operations, the capability to conduct telemarketing operations, as well as space for assembly, finished goods inventory, product staging and shipping. The Company continues to sub-contract some of its assembly operations.

Overall  Marketing  Strategy

     The Company intends to concentrate its marketing efforts in direct marketing techniques, including infomercials, which have evolved in recent years as a successful medium for marketing golf products, subject to the availability of adequate operating capital.

     There is much greater direct access to the golf consumer today. Until the past few years, if a company wanted to sell golf clubs, its salesmen visited on-course pro shops to make the sale. These shops are limited in the number of clubs they can stock and in the funds available to purchase stock. The growth of the off-course golf shops, with its large multi-brand inventory and multiple locations, has changed the way golf clubs are sold and advertised. In addition, it is now standard industry practice to sell via direct advertising as well as to the on- and off-course shops.

     The Company initially focused its sales efforts on advertising in trade publications to reach the on- and off-course shop buyers, then advertised in the consumer publications such as Golf Digest, Golf World, Golf Tips, PGA Magazine and GolfWeek. Its distributors advertised overseas in similar publications. The Company expends a substantial amount of effort selling clubs in foreign markets, with the objective to have 50% of sales from foreign markets.

     The golf club industry is highly seasonal, with most companies experiencing up to 60% of sales between February and June with an additional 20% of sales occurring between October and December for the Christmas buying season. The majority of the Company's products are introduced in January at the Florida International PGA Show, in September at the Las Vegas International PGA Show, and in February at the Japan Golf Fair.

     The Company attends nearly every major industry trade show. The Company's management has given numerous trade industry press conferences around the world, maintaining a high profile and high degree of respect in the industry press. The Company will also be attending more consumer-oriented shows to develop more brand awareness. These shows have become very popular on a nationwide basis, and can be a key element is broadening distribution in these markets.

     The Company is becoming increasingly active at key demo days. Most companies have used some sort of demo program to gain exposure at golf courses and private country clubs. The Company launched one tour van in 2000, and, subject to financing, the Company may launch additional tour vans in 2001, that would be scheduled across the country, focusing on the most prestigious facilities. The Company is technology driven and the consumer has shown a desire for more technical information at recent demo events. The Company has performed extremely well when in direct competition with the biggest competitors in the business. At several events in 1999 and 2000, the Company outsold the competition. The demo programs are intended to supplement the Company's other promotional efforts.

     Currently, the Company depends on four major customers for approximately 50% of its sales. During late 1999, the Company recently entered into a Distribution Agreement with M.C. Corporation of Tokyo, Japan, which is expected to broaden its customer base in the Far East. The Company expects to continue, given its product technology and marketing approach, to attempt to increase sales in existing markets and distribution into additional geographic regions. The Company also recently entered into a distribution agreement with Professional Golf Services to sell its products in Europe.

Product  and  Name  Endorsement

     The Company has periodically utilized touring professionals and former golf professionals to represent the entire line of the Company's golf products. The Company currently employs Gerry James, who is a PGA professional and is one of the longest ball hitters in the world (he currently has pending in the Guinness Book of World Records a 473 yard drive). Mr. James appears for the Company at PGA show events. Effective December 31, 2000, the Company entered into an agreement with golf commentator Peter Alliss, pursuant to which Mr. Alliss can be used in television commercials as well as a print media ad campaign (see "Peter Alliss Personal Service Agreement").

Infomercials  and  Other  Marketing

     The value of infomercials lies in the creation of millions of interested, informed and qualified prospects wanting to buy featured products in stores. In addition to selling products from television, infomercials can be an excellent source of leads for telemarketing, for promoting a brand image and "pushing" the retail store activity. In conjunction with a production company named Script to Screen, Inc., the Company finished its first infomercial in May 1998. The
Company did not have the working capital resources necessary to air this infomercial. The Company is reviewing the possibility of revamping it, subject to available financing. The Company is also considering a second infomercial, utilizing perhaps a shorter format, to be produced in the later part of 2001, again based on available financing.

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

     The Company has a sales force consisting of ten independent sales representatives, which enables them to sell other non-competing lines such as shoes or clothing. In some areas, the Company will have sub reps that will assist the sales force with demo days and seminars. Management is very active in this field as well. Management works weekends at demo days in order to get feedback from the consumer. This feedback is important and provides direct input that is incorporated at sales meetings and seminars.

     The Company would support an infomercial with 60 second spots that enhance the Company's exposure, as well as run a print media campaign in the Wall Street Journal and USA Today, and leading golfing publications, subject to available financing.

International  Business

     The Company distributes golf clubs worldwide. The Company is currently not dependent upon selling to the European or Asian markets, however, it is the Company's objective that approximately 50% of revenue be generated in foreign markets (currently the figure is approximately 22%). This strategy provides a broader market opportunity and can help offset the effects of regional recessions and market trends. The Company's clubs will be sold through distributors in most countries, but in some cases the Company will sell direct to retailers.

     On September 28, 1999, the Company announced completion of a Distribution Agreement encompassing all of Southeast Asia with M.C. Corporation of Tokyo, Japan. This agreement establishes M.C. Corporation as the exclusive Asian distributor (other than the South Korean market) for the Company's full line of proprietary golf equipment and accessories. This alliance gives the Company sales, marketing and distribution throughout the Asian marketplace with a strong financial partner. M.C. Corporation has 325 employees and interests in real estate and construction, as well as alliances throughout Asia.

     On October 29, 1999, M.C. Corporation made a $2,000,000 equity investment in the Company. M.C. Corporation purchased 210,526 shares of convertible preferred stock in the Company; convertible into 2,105,260 shares of common stock. There were also warrants issued in connection with this financing to purchase 330,000 shares of common stock at an exercise price of $1.00 per share expiring in October 2002. The preferred stock will automatically convert into common stock two years from its issuance. Other material provisions of this agreement include the following: (1) the preferred stock has one vote per share, and votes on an "as if converted" basis; (2) the common stock into which the preferred stock is convertible has unlimited piggyback rights; (3) no new shares of preferred stock senior or equal to the preferred stock may be issued for so long as any of the preferred stock is outstanding; (4) for the one year period after the issuance of the preferred stock, should the Company issue any securities at an effective price per common share of less than $0.95, then the Company will adjust the conversion rate of the preferred stock into common stock to reflect the reduction in the effective price per common share; (5) M.C. Corporation shall have the right to elect one member of the board of directors for so long as the preferred stock is outstanding, and for a period of two years subsequent to conversion of the preferred stock into common stock; (6) for the five year period after issuance of the preferred stock, if the Company should sell any shares of common stock or other securities convertible into common stock in any private or public transaction, then M.C. Corporation shall have the right to purchase a sufficient number of the securities that are being sold under the same terms and conditions in order to maintain its 14.3% equity interest in the Company; and (7) upon conversion of the preferred stock into common stock, as long as the common stock continues to be held by M.C. Corporation during the five year period after the issuance of the preferred stock, the M.C. Corporation shall have the same anti-dilution rights as if it was still holding the preferred stock. As a result of the Bel Air acquisition, the Company issued 3,170 additional preferred shares to M.C Corporation for no additional consideration in order to comply with certain anti-dilution provisions.

     On January 14, 1999, the Company entered into a Distribution Agreement with GolfGear Korea, Ltd., a South Korean corporation (not affiliated with the Company), GolfGear Korea, Ltd. will have the exclusive rights to distribute products of the Company in South Korea for a period of three years. Certain sales performance goals are set forth in the agreement. Due to current market conditions in South Korea, GolfGear Korea, Ltd. may not be able to meet their performance obligation for 2001. Should there be a breach of the agreement by GolfGear Korea, Ltd., the Company will consider all alternatives, including obtaining a new distributor in South Korea, should the situation warrant it.

     In December 2000, the Company entered into a three year agreement with Professional Golf Services to sell the Company's products in Europe.

Technology

     Most of the Company's clubs features its multi-patented forged face insert technology that was invented and developed by Company founder Donald A. Anderson. The Company currently has eight patents on its forged face insert technology and three patents on its putter technology.

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

     The Company had the foresight to begin patenting insert technology in 1989 in the United States and in major international markets, before the January 1, 1992 rule change by the United States Golf Association (USGA) and the Royal and Ancient (R&A) Golf Club of St. Andrews, Scotland, which legalized insert technology in both metal woods and irons. As a result, the Company believes that its patent portfolio with respect to insert technology is the most comprehensive intellectual property protection package of any participant in the golf club industry.

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

     By attaching a solid forged face metal insert into the cavity of a cast club, the Company believes that it has created the most solid hitting surface in golf and has put 50% more club head mass where it counts - in the hitting area. When more mass meets the ball at impact and the mass is forged, not cast, maximum energy is transferred to the ball and shots travel significantly farther. Forged metal can do this because it is more dense and has a more solid molecular structure than cast metals. Investment castings contain gas voids and porosity that can cause hairline cracks or cave-ins and create dead spots. Also, their porous finish and inconsistent internal structure can affect playability.

     Management believes that its patents are strong enough to make the Company a significant player in the golf industry. On January 1, 1992, the face of golf equipment changed forever when a USGA and R&A rule was changed to allow metal woods and irons with inserts. The Company was founded in 1989 to prepare for the changes it anticipated in golf equipment design. In the opinion of management, the introduction of its patented forged face woods and irons marked one of the most significant advancements in metal innovation and technology since the invention of the original metal wood more than 20 years earlier.

     After creating and patenting the solid steel forged face insert, the Company has continued to stake out new ground, securing multiple domestic and international patents for designs and inserts in several other materials such as forged titanium, steel, aluminum, beryllium copper and related alloys. The Company's patents also include variable face thickness technology. The Company has continued to retain and expand its position as the world leader in insert technology with the introduction of its Ti-Gear Irons, Ti-Gear Woods, TG-Tour irons and woods and Tsunami titanium woods and irons.

     Forged Face insert technology offers significant performance advantages. The Company's equipment offers levels of performance that golfers all over the world seek in a club, including such as attributes as greater distance, a large sweet spot, pin-point control, reduced vibration, increased velocity, accuracy and forgiveness, and product identity.

Product  Line

     The Company's core product line is the Tsunami woods and irons. Both woods and irons feature forged titanium inserts that are inset into stainless steel shells, which incorporate the latest in graphite shafts and grips. The Company has recently introduced a new all-titanium driver in a 9-degree loft named "Tsunami." At 340 cc in volume, the Tsunami is the Company's entry in the super-size driver category. The main body of the all-titanium Tsunami driver is cast from aerospace-certified 6AL4V titanium and the face is fitted with a solid forged Beta 10-2:3 titanium insert.

     The Company's patented insert technology is unique because it can be applied to any new trend in golf clubs, including size, shape or material. The Company already has developed prototypes of several additional irons using this technology. Although brand name golf equipment companies become known by their general consumer acceptance, golfers today have a tendency to be attracted more by performance and technology and less by a name brand. Companies can become even more well known for their technological superiority.

     Golfers around the world continue to seek an individual club that will assist them when their skill level is overmatched. Many golfers search for a more compromising sand wedge, putter, driver, or trouble club (such as the #7 wood). The Company is prepared to add a full collection of trouble clubs and short game clubs. Insert technology can be applied to any club. The Company will be expanding its Arrowline Series of putters featuring the Arrowline patented alignment concept. The Company has successfully marketed the original Arrowline putter series for several years. The Company also plans to expand into a full line of utility clubs. The Company believes that the single club market will continue to grow and the Company's insert technology can play a major role in gaining identity in this niche market.

     While the current line being sold is the Ti-Gear woods and irons, the Company has introduced a new product to supplement its Ti-Gear line. The name Ti-Gear represents Titanium Gear, or abbreviated, Ti-Gear (the Ti in Ti-Gear is the symbol for titanium). This new line is called TG-Tour and Tsunami. The new line features clubs with a new insert material which will be an option in the current Ti-Gear product line. Part of this new line was introduced at the International PGA Show in January 2000 in Orlando, Florida. The Company deleted the line of Ti-Gear woods and irons during the 2000 selling season. This line was replaced by a new line of TG-Tour irons and woods. The Company introduced a new Tsunami deep face driver in the spring of 2001. The Company introduced a new line of Tsunami fairway woods through its distributor in Japan in February 2001. The Company also intends to introduce a new iron under the name Tsunami in late 2001.

Bel  Air  Golf  Companies  Acquisition

     On October 1, 1999, the Company entered into an agreement to acquire all of the operating assets of Bel Air Golf Companies, including the "Bel Air Golf" and "Players Golf" trade names, consisting of inventory and intangible assets. The Bel Air Golf Companies were acquired by new management in 1997 and had consolidated unaudited revenues of approximately $2,000,000 for the year ended December 31, 1998. Players Golf offers a full line of junior golf clubs, and Bel Air Golf is known primarily for golf glove products that offer both value and quality. Bel Air Golf and Players Golf are operated as a separate division of the Company.

     In consideration for acquiring these assets, the Company assumed liabilities of approximately $50,000 and issued 400,000 shares of restricted common stock. The Company also agreed to issue 255,000 warrants exercisable at $1.00 per share for a period of six months from closing, 100,000 warrants exercisable at $1.00 per share for a period of one year from closing, and 100,000 warrants exercisable at $1.00 per share, 100,000 warrants exercisable at $2.00 per share and 100,000 warrants exercisable at $3.00 per share, vesting and exercisable only if net revenues from Bel Air Golf and Players Golf reach $1,500,000, $2,000,000 and $2,500,000 in 2000, 2001 and 2002, respectively. The
Company issued 250,000 of the 400,000 shares on November 29, 1999 as an advance, in order to be able to operate the Bel Air Golf Companies on an interim basis. The Company also issued 10% of the securities described above as a finder's fee with respect to this transaction. This transaction closed on April 11, 2000.

Leading  Edge  Acquisition

     On August 30, 2000, the Company entered into an agreement entitled, "Agreement for Sale and Purchase of Assets", with Leading Edge, LLC, a
California limited liability company, for the acquisition of certain assets. This agreement covers: (i) all rights and interests in and to the design of Leading Edge line of putters which includes technology, including patents, trademarks, copyrights, trade-names, including the name Leading Edge, together with all related logos which are used in the sale, promotion and licensing;
(ii) all inventory, including the assembled parts, packaging and supplies; customer and supplier list; (iii) all office furniture, equipment, computers; all tooling, molds and dies used in the manufacture of putters; and (iv) any pending sales orders, rights under contracts and leases in effect.

     In consideration for acquiring these assets, the Company paid the following: (i) 200,000 shares of restricted common stock; and (ii) a warrant to purchase 150,000 shares of common stock exercisable at $1.00 per share through August 30, 2004.

Peter  Alliss  Personal  Service  Agreement

     Effective December 31, 2000, the Company entered into an agreement entitled "Personal Services Agreement" with Peter Alliss - Golf Limited and Peter Alliss, an individual (hereinafter collectively referred to as "Alliss"). Pursuant to this agreement, Alliss gave the Company the right to use his name and likeness to act as spokesperson on behalf of the Company in all advertising, marketing and promotion efforts and in all mediums including print and television, for the Company's golf clubs and golf related products. Pursuant to this agreement, his likeness can be used and Alliss' services can be provided in North America, Central America, South America, Africa (including South Africa), the Middle East, Far East (including India) but exclude Australia, New Zealand, Malaysia, the United Kingdom, Northern and Southern Ireland, Europe and Scandinavia. In consideration for this agreement, the Company agreed to pay Alliss (i) 250,000 shares of the Company's restricted common stock; and (ii) a warrant to purchase 250,000 shares of common stock exercisable at $0.50 per share through December 31, 2005. The agreement also provides for certain royalties to be paid to Alliss for the sale of golf clubs that bear his name or that are sold through infomericals in which Alliss appears. This agreement terminates in December 2003.

     By execution of this agreement, the Company and Alliss mutually released each other and forever discharged each other from any and all claims or actions arising out of prior agreements or disputes between the parties.

Source  of  Supply

     There are five primary components that are necessary to produce a golf club. The Company currently purchases heads from two suppliers, and has access to several manufacturers that are able to produce the same technology with the same quality standards with competitive pricing. The Company will continue to test components produced by other vendors in the event that they may be needed. The Company is not dependent on one supplier. The Company is constantly working on new materials and sources of supply in the event that additional vendors are necessary.

Patents  and  Know-How

     The Company's ability to compete effectively with other golf companies may be dependent, to a large degree, upon the proprietary nature of its technologies. The Company has eight United States patents and one international patent relating to the forged face technology and four patents relating to the Company's putter technology. The Company also has several patent applications pending. The patents for insert technologies represent an evolution that took place over a period of several years. The first patents cover simple combinations of forged and cast elements brought together to form a golf club head. Later filed patents have been directed toward alternative mechanisms for holding the component parts together and alternative versions using various combinations of metals including titanium. Titanium is now recognized throughout the industry as a superior metal for use in golf clubs. The patented putters include several devices that provide an alignment mechanism. A "virtual ball" marker allows the user to visualize the hit before the club is swung. This enables the club to be aligned to the ball, allowing the user to hit from the sweet spot of the club. Additionally, the putter clubs have heel and toe weighting to minimize club head rotation on impact, ensuring a straighter shot.

     Technology in the golf industry changes rapidly, and there can be no assurances that competitors may not engineer around the Company's patents. In general, the level of protection afforded by a patent is directly proportional to the ability of the patent owner to protect and enforce its rights under the patent. Since the financial resources of the Company are limited, and patent litigation can be both expensive and time-consuming, there can be no assurance that the Company will be able to successfully prosecute an infringement claim in the event that a competitor utilizes a technology that infringes on one or more of the patents owned by the Company. The Company also relies, to an extent, on unpatented know-how, trade secrets and technology, and there can be no assurance that other companies may not independently develop substantially identical technologies, or obtain unauthorized access to the Company's technologies.

     The Company received its eighth domestic patent (patent No. 5,720,673) on insert technology on February 4, 1998. The new patent further broadens the scope of the Company's insert patent portfolio. The new patent has a primary function of providing a means of affixing the face insert to a cast club head. The insert is set into a recess, and locked into place by material being pushed over the edge of the insert, thus locking it permanently into place. The Company has also received a patent issued in Taiwan. The Company has several other patents pending both domestically as well as internationally. The Company will continue to focus on expanding its patent coverage on insert technology.

Licensing  of  Technology

     On November 19, 1998, the Company entered into a licensing agreement with Wilson Sporting Goods Company, which granted it the non-exclusive right to use the Company's forged insert technology. On November 17, 1999, the Company entered into a license agreement with PowerBilt Golf, which granted it the non-exclusive right to use the Company's forged insert technology. Both of these licensing agreements provide for annual and per unit royalties payable to the Company.


ITEM  2.  DESCRIPTION  OF  PROPERTY

     The Company's headquarters are located at 12771 Pala Drive, Garden Grove, California 92841, which consists of approximately 10,000 square feet of office and warehouse space, pursuant to a three-year lease agreement which expires on February 1, 2003. The Company expects that this facility will be adequate for the Company's operations during the term of this lease.


ITEM  3.  LEGAL  PROCEEDINGS

     The Company is not presently a party to any pending or threatened litigation.


ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended December 31, 2000.



                                    PART II.

ITEM  5.  MARKET  FOR  REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market  Information

     From December 11, 1997 through approximately November 1999, the common stock of the Company has traded on the OTC Bulletin Board under the symbol GEAR. From approximately December 1999 through February 2000, the common stock was traded in the over the counter market. During March 2000, the common stock was relisted on the OTC Bulletin Board. The following table sets forth the range of reported closing bid prices of the common stock during the periods indicated. Such quotations reflect prices between dealers in securities and do not include any retail mark-up, mark-down or commission, and may not necessarily represent actual transactions. The information set forth below was obtained from America Online, Inc. The trading market is limited and sporadic and should not be deemed to constitute an established trading market. The followintg information was obtained from Charles Schwab & Company:

For the Fiscal Year Ended December 31, 2000:
--------------------------------------------
                                                 High       Low
                                                 ----       ---

First  Quarter                                  $0.71      $0.60
Second  Quarter                                  0.31       0.25
Third  Quarter                                   0.64       0.29
Fourth  Quarter                                  0.19       0.16

For the Fiscal Year Ended December 31, 1999:
--------------------------------------------
                                                 High       Low
                                                 ----       ---

First  Quarter                                  $2.00      $0.87
Second  Quarter                                  1.25       0.75
Third  Quarter                                   0.87       0.25
Fourth  Quarter                                  1.31       0.08

Holders

     As of March 31, 2001, there were 186 shareholders of record of the Company's common stock.

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

Sales  of  Unregistered  Securities

     As a result of the Bel Air Acquisition, the Company was required to issue 3,170 additional preferred shares to M.C Corporation for no additional consideration in order to comply with certain anti-dilution provisions.

     During the year ended December 31, 2000, in order to comply with certain anti-dilution provisions, the Company issued 3,170 shares of preferred stock to M.C. Corporation as a result of the Bel Air acquisition. In addition, the Company issued 13,432 shares of preferred stock to M. C. Corporation as a preferred stock dividend during the year ended December 31, 2000.

     On September 5, 2000, pursuant to a service agreement with Travis Morgan Securities, Inc., the Company issued warrants to Travis Morgan to purchase 390,000 shares of common stock at an exercise price of $0.35 per share for a period of five years.

     Effective December 31, 2000, the Company executed a personal service agreement with Peter Alliss and pursuant to said agreement, the Company issued 250,000 shares of its common stock and warrants to purchase 250,000 shares of its common stock at an exercise price of $0.50 per share for a period of five years.

     During the year ended December 31, 2000, accounts payable aggregating $19,500 were converted into 90,000 shares of the Company's common stock. In addition, during December 2000, accrued wages owed to the Company's President, Donald Anderson, of $167,300 were converted into 839,750 shares of the Company's common stock.

     During the year ended December 31, 2000, the Company issued 1,162,500 shares of common stock valued at $175,375 for services rendered.

     During the year ended December 31, 2000, in conjunction with the Leading Edge acquisition, the Company issued 200,000 shares of restricted common stock and a warrant to purchase 150,000 shares of common stock exercisable at $1.00 per share through August 30, 2004.

     During the year ended December 31, 2000, the Company completed the Bel Air acquisition, pursuant to which the Company agreed to issue 400,000 shares of restricted common stock. The Company also agreed to issue 255,000 warrants exercisable at $1.00 per share for a period of six months from closing, 100,000 warrants exercisable at $1.00 per share for a period of one year from closing, and 100,000 warrants exercisable at $1.00 per share, 100,000 warrants exercisable at $2.00 per share and 100,000 warrants exercisable at $3.00 per share, vesting and exercisable only if net revenues from Bel Air Golf and Players Golf reach $1,500,000, $2,000,000 and $2,500,000 in 2000, 2001 and 2002,
respectively. The Company issued 250,000 of the 400,000 shares on November 29, 1999 in advance of the closing. The Company also issued 10% of the securities described above as a finder's fee with respect to this transaction. This transaction closed on April 11, 2000.

     During the year ended December 31, 2000, the Company issued to officers and directors options to purchase 550,000 shares of common stock at prices ranging from $0.275 to $0.25 per share. All of the aforesaid options expire five years from the date of issuance. Additionally, the Company issued an aggregate of 555,000 options to purchase its common stock at prices ranging from $0.50 to $1.50 to non-employees of the Company. These options expire five years from the date of issuance.

     The shares of common stock, stock options and warrants were issued based on an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, based on the representations of the recipients.

ITEM  6.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

Overview

     The following management's discussion and analysis of financial condition and results of operations reviews the financial performance of the Company for the years ended December 31, 1999 and 2000, and should be read in conjunction with the Company's consolidated financial statements and notes thereto.

     The consolidated financial statements include the accounts of the Company and its direct and indirect wholly-owned subsidiaries, GGI, Inc., Gear Fit Golf Company, Pacific Golf Holdings, Inc., Bel Air-Players Group, Inc. and Leading Edge Acquisition, Inc. All significant inter-company transactions and balances have been eliminated in consolidation.

Going  Concern

     The consolidated financial statements as of and for the year ended December 31, 2000 have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the consolidated financial statements do not purport to represent the realizable or settlement values. The Company has suffered recurring operating losses and had diminishing working capital liquidity at December 31, 2000. As a result of these factors, the Company's independent certified public accountants have expressed substantial doubt about the Company's ability to continue as a going concern. The Company believes that its efforts to reduce costs and operate more efficiently will generate improved cash flows, although there can be no assurances that such efforts will be successful. Furthermore, during early 2001 the Company experienced a significant drop in orders from its key retail customers who provided approximately one-half of the Company's total revenues in 2000. The Company is attempting to increase revenues through various means, including expanding brands and product offerings, new marketing programs, and possibly direct marketing to customers. To the extent that the Company is unable to replace such revenues on a timely basis, the Company's revenues in 2001 may experience a significant decline, and the Company's liquidity and ability to continue to conduct operations may be impaired.

     The Company will require additional capital to fund operating requirements, as well as to fund expansion plans and possible acquisitions, mergers and joint ventures. The Company is exploring various alternatives to raise this required capital, but there can be no assurances that the Company will be successful in this regard. To the extent that the Company is unable to secure the capital necessary to fund its future cash requirements on a timely basis and/or under acceptable terms and conditions, the Company may not have sufficient cash resources to maintain operations. In such event, the Company may have to substantially reduce its operations to a level consistent with its available working capital resources. The Company may also be required to consider a formal or informal restructuring or reorganization.

Results  of  Operations

     Years  ended  December  31,  2000  and  1999

     Net sales increased to $3,194,610 in 2000 from $2,302,407 in 1999, an increase of $892,203 or 38.8%. Net sales increased in 2000 as compared to 1999 as a result of increased unit sales and increasing market acceptance of the Company's proprietary forged face insert technology, particularly the Company's Tsunami drivers.

     Gross profit increased to $1,505,416 in 2000 from $922,552 in 1999, and increased as a percentage of net sales to 47.1% in 2000 from 40.1% in 1999. The increase in gross profit margin in 2000 as compared to 1999 was due to increased sales and the introduction of new, higher-margin products (such as the Tsunami driver), as well as a shift in the sales mix.

     Selling and marketing expenses increased to $783,824 in 2000 (24.5% of sales) from $573,933 in 1999 (24.9% of sales), an increase of $209,891 or 36.6%.
Selling and marketing expenses increased in 2000 as compared to 1999 as a result of the increased selling and marketing activities to support, in part, new product introductions.

     Tour and pro contract expenses decreased to $100,863 in 2000 (3.2% of sales) from $191,315 in 1999 (8.3% of sales), a decrease of $90,452 or 47.3%.
Tour and pro contract expenses decreased in 2000 as compared to 1999 as a result of a reduced emphasis and reliance on the services of touring professionals to promote the Company's products.

     General and administrative expenses increased to $1,303,278 in 2000 (40.8% of sales) to $1,177,268 in 1999 (51.1% of sales), an increase of $126,010 or 10.7%. General and marketing expenses increased in 2000 as compared to 1999 as a result of a general increase in business activities.

     Depreciation and amortization increased to $117,920 in 2000 from $51,898 in 1999, an increase of $66,022 or 127.2%. Depreciation and amortization is related to property and equipment and patents and trademarks. Depreciation and amortization increased in 2000 as compared to 1999, in general as a result of increased expenditures for property and equipment and patents and trademarks, and in particular as a result of a review of the recoverability of deferred costs related to certain patents and trademarks, which resulted in a write-off of $27,707 in 2000.

     Interest expense decreased to $13,349 in 2000 from $55,701 in 1999, a decrease of $42,352 or 76.0%. Interest expense decreased in 2000 as compared to 1999 as a result of a decrease in the level of interest-bearing debt incurred to finance operations, as well as common stock and warrants issued as financing costs.

     Bad debt expense decreased to $156,410 in 2000 from $240,069 in 1999, a decrease of $83,659 or 34.9%. Bad debt expense decreased in 2000 as compared to 1999 was primarily as a result of a dispute with a former customer that was settled during 1999.

     Net loss was $962,256 for the year ended December 31, 2000, as compared to a net loss of $1,360,999 for the year ended December 31, 1999.

Liquidity  and  Capital  Resources  -  December  31,  2000

     The Company has financed its working capital requirements during the past few years principally from the private placement of its securities. During the year ended December 31, 1999, net proceeds from the sale of securities were $1,835,452. The Company did not sell any securities during the year ended December 31, 2000. Such funds have periodically been supplemented with short-term borrowings under the Company's bank line of credit and other private sources. This bank line of credit is unsecured, has a maximum borrowing level of $70,000, and is personally guaranteed by the President of the Company.

     During the years ended December 31, 2000 and 1999, the Company's operations utilized cash of $631,543 and $950,162, respectively, as a result of a general improvement in operations in 2000, reflected by an increase in revenues of $892,203 with a commensurate increase in cost of goods sold of only $309,339. As of December 31,2000, the Company had working capital of $286,993, as compared to working capital of $776,327 at December 31, 1999. The Company's current ratio was 1.23:1 at December 31, 2000, as compared to 1.83:1 at December 31, 1999. The Company has experienced a continuing decline in liquidity and working capital during the three months ended March 31, 2001.

     During the years ended December 31, 2000 and 1999, the Company expended $110,130 and $40,101, respectively, for the purchase of property and equipment.

     The Company did not have any capital expenditure commitments outstanding at December 31, 2000.

     During the year ended December 31,2000, the Company increased its bank line of credit by $50,107, as compared to reducing it by $31,241 during the year ended December 31, 1999. During the year ended December 31, 1999, the Company received proceeds from short-term borrowings of $50,000. The Company did not have any short-term borrowings during the year ended December 31, 2000. During the years ended December 31, 2000 and 1999, the Company repaid short-term borrowings of $36,163 and $65,494, respectively. During the years ended December 31, 2000 and 1999, the Company also repaid notes payable to shareholders of $25,779 and $36,963, respectively.

     The Company has also periodically utilized common stock to pay for services and settle liabilities. During the year ended December 31, 2000, the Company issued 2,092,250 shares of common stock valued at $362,175, as compared to 33,500 shares valued at $22,385 during the year ended December 31, 1999.

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


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Hollander, Lumer & Co. LLP ("HLC") was the independent accounting firm for the "Company for the fiscal years ended December 31, 1999 and 1998. Effective February 16, 2001, HLC merged with the accounting firm of Good Swartz Brown & Berns LLP ("GSBB"), as a result of which GSBB became the successor entity to HLC. As a result of this merger, GSBB subsequently acquired most of the accounting practice of HLC and became the independent accountants for the Company effective March 29, 2001. HLC did not issue an audit opinion on the Company's financial statements for the fiscal year ended December 31, 2000 prior to its merger with GSBB.

     Prior to GSBB becoming the independent accountants for the Company, neither the Company, nor anyone on its behalf, consulted with GSBB regarding either the application of accounting principles to a specific or contemplated transaction, or the type of audit opinion that might be rendered on the Company's financial statements; or any matter that was the subject of a disagreement or event as defined at Item 304 (a)(1)(iv) of Regulation S-B.

     HLC audited the Company's financial statements for the fiscal years ended December 31, 1999 and 1998. HLC's reports for these fiscal years did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

     During the period from January 1, 1998 to December 31, 1999 and the period from January 1, 2000 to March 29, 2001, there were no disagreements with HLC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of HLC, would have caused it to make reference to the subject matter of the disagreements in connection with its reports on the Company's financial statements. In addition, there were no such events as described under Item 304(a)(1)(iv)(B) of Regulation S-B during such periods.

     The Company provided HLC with a copy of the disclosures it has made herein in response to Item 304(a) of Regulation S-B, and requested that HLC provide its response letter, addressed to the United States Securities and Exchange Commission, pursuant to Item 304(a)(3) of Regulation S-B, stating whether it agreed with the statements made by the Company herein and, if not, stating the respects in which it did not agree. HLC confirmed by letter that it agreed with the statements made by the Company herein insofar as they related to HLC.

                                    PART III.

ITEM  9.  DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;
          COMPLIANCE  WITH  SECTION  16(a)  OF  THE  EXCHANGE  ACT

     The following table and text sets forth the names and ages of all directors and executive officers of the Company as of March 31, 2001. The Board of Directors is comprised of only one class. All of the directors will serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. There are no family relationships among directors and executive officers. Also provided is a brief description of the business experience of each director and executive officer during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws.

Name                             Age             Positions
----                            -----            ---------

Donald  A.  Anderson              50             President  and  Director

Robert  N.  Weingarten            49             Chief  Financial Officer,
Secretary  and  Director

Frank  X.  McGarvey               57             Director

Naoya  Kinoshita                  36             Director


Biographies  of  Directors  and  Executive  Officers:

Donald  A.  Anderson,  President/Director

     Mr. Anderson has been in the golf business for his entire adult life. He taught golf at his home course at 19, and played as a golf professional in local events. In 1973, Mr. Anderson became director of sales and marketing of R.A.C.O. Manufacturing, a foundry in Whittier, California, which produced putters for nearly every major golf club maker in the industry , including the Ben Hogan Company, Spalding, Wilson Sporting Goods, MacGregor, H and B, Northwestern Golf and Pinseeker. In 1980, Mr. Anderson moved to Chicago to become director of sales for the Northwestern Golf Club Company, which at the time was the world's largest exclusive manufacturer of golf clubs. While at Northwestern, Mr. Anderson pioneered the development and introduction of the original metal wood, and worked to engage several touring professionals to the staff. Mr. Anderson signed Nancy Lopez, Tom Weiskopf, Jim Thorpe, Judy Rankin, Marlene Hagge, Tom Shaw, Bob Murphy, J. C. Snead, George Low and Hubert Green. In 1986, Mr. Anderson became a consultant for Slotline Golf Company. In 1987, Mr. Anderson became vice president of the Stan Thompson Golf Club Company, a 50 year old manufacturer of golf clubs. After completing a three year contract at Stan Thompson, Mr. Anderson founded the Company in December 1989.

Robert  N.  Weingarten,  Secretary/Chief  Financial  Officer/Director

     Mr. Weingarten has served as Chief Financial Officer, Secretary and a Director since joining the Company in October 1997, except that he was not the Chief Financial Officer for the period from October 1, 2000 through March 31, 2001. From July 1992 to the present, he has been the sole shareholder of Resource One Group, Inc., a financial consulting and advisory company. From January 1, 1997 through July 31, 1997, Mr. Weingarten was a principal in Chelsea Capital Corporation, a merchant banking firm. Since 1979, Mr. Weingarten has served as a consultant with numerous public companies in various stages of development, operation or reorganization. Mr. Weingarten received an M.B.A. in Finance from the University of Southern California and a B.A. in Accounting from the University of Washington. Mr. Weingarten is an officer of Aries Ventures Inc. and Resource Ventures, Inc., both of which are public companies.

Frank  X.  McGarvey,  Director

     Mr. McGarvey specializes in financial consulting for emerging growth companies. He is also a director and the chief operating officer of Colori Inc., which operates under a joint venture agreement with Gi Piccos Cosmetics SRL, a large European cosmetic company. He was associated with Jefferson Research of Portland, Oregon, a company engaged in equities research for money management firms. He was the co-founder of Stoller Chemical Company and founder of Micron Corp. He holds a B.S. degree in Chemical Engineering from the University of Pennsylvania. Mr. McGarvey was appointed a Director of the Company in October 1997.

Naoya  Kinoshita,  Director

     Mr. Kinoshita is President of M.C. Corporation, which he founded in 1990 and is involved in real estate development and management. In 1995, Mr. Kinoshita began development, construction and sales of generational housing; i.e., housing for two generations of family (parents and offspring under one roof), as well as imported housing sales from outside Japan. During the same year he started an Internet service provider business. In 1996, Mr. Kinoshita combined his experience in real estate development and the Internet to construct and sell the first Internet line pre-installed condominium in Japan. More recently, he commenced the design, construction, and sales of 2x4 housing which utilized fewer chemicals, and more natural materials to promote healthy living for the resident. Mr. Kinoshita has extensive expertise in real estate development, information processing, sales, management, and distribution. Mr. Kinoshita has served as a Director since October 1999.

Key  Employees

Rhonda  Jurs,  Director  of  Sales

     Rhonda Jurs, age 37, has more than fourteen years in the golf industry, and possesses substantial experience in telemarketing sales. She began her golf career at Slotline Golf in the production department and gained first-hand knowledge of club manufacturing. She quickly moved into marketing where she developed Slotline's customer service department. From 1986 through 1997, Ms. Jurs was a leader in Slotline's telemarketing department. As Key Accounts Manager, she worked with the volume retailers and supervised the inside sales team. She joined the Company in January 1998.

Mark  Collins,  Director  of  Manufacturing

     Mark Collins, age 39, began his career in the golf industry in 1983. While working as machinist for a California tooling company, Mr. Collins built what is believed to be the first putter with a milled face. After honing his skills as a golf club craftsman at Quality Golf Products of Fountain Valley, California, Mr. Collins joined Daiwa Golf in 1992. At Daiwa, a recognized leader in the golf equipment industry, Mr. Collins combined his knowledge of advanced metal alloys and graphite shafts with expertise in precision manufacturing to build clubs for well known PGA professionals such as Fuzzy Zoeller, Pete Jordan, Jerry Kelly, and LPGA notables Amy Alcot and Luciana Benevenuti. He joined the Company in April 1998.

Board  of  Advisors

     The following individuals serve as advisors to the Company for the purpose of providing advice and counsel to management:

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

     Based on a review of the copies of such forms furnished to the Company and written representations from the Company's directors and executive officers, the Company believes that all individual filing requirements applicable to the Company's directors and executive officers were complied with under Section 16(a) during 2000, except as follows:

     Frank X. McGarvey did not timely file a Form 4 with the Securities and Exchange Commission relating to his purchase of common stock of the Company on June 1, 2000.

ITEM  10.  EXECUTIVE  COMPENSATION

     The following table sets forth the cash compensation paid by the Company to present executive officers and as to all persons as a group who were executive officers of the Company at any time during the fiscal year ended December 31, 2000.

                                           SUMMARY COMPENSATION TABLE


                                  Annual compensation                     Long-term compensation
                             -------------------------------  -----------------------------------------------
                                                                     Awards            Payouts
                                                              -----------------------  -------
                                                                           Securities
                                                                             under-
                                                              Restricted      lying
Name and                                       Other annual      Stock      options/     LTIP    All  other
principal position   Year    Salary    Bonus   compensation    Award(s)       SARs     Payouts  compensation
                              ($)       ($)        ($)            ($)          (#)       ($)          ($)

(a)                   (b)     (c)       (d)         (e)           (f)          (g)       (h)          (i)
-------------------  -----  --------  -------  -------------  -----------  ----------  -------  ------------
Donald A.             2000   103,950   50,000      14,649(1)            0           0        0             0
Anderson,             1999    94,500   20,000      15,210(2)            0           0        0             0
President             1998    52,769        0      15,470(3)            0           0        0             0

Robert N.
Weingarten,           2000    27,000        0             0             0           0        0             0
Chief Financial       1999    36,000        0             0             0           0        0             0
Officer and           1998    36,000        0             0             0           0        0             0
Secretary

(1) Includes $4,216 for medical insurance premiums and $1,433 for life insurance premiums paid on behalf of Mr. Anderson in 2000. Also includes auto allowance of $9,000.

(2) Includes $3,822 for medical insurance premiums and $2,388 for life insurance premiums paid on behalf of Mr. Anderson in 1999. Also includes auto allowance of $9,000.
(3) Includes $3,924 for medical insurance premiums and $2,546 for life insurance premiums paid on behalf of Mr. Anderson in 1998. Also includes auto allowance of $9,000.

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

Board  of  Directors

     During the year ended December 31, 2000, three meetings of the Board of Directors were held. All directors attended at least 75% of all board meetings for which they were eligible to attend. Directors receive no additional compensation for serving on the Board of Directors, but are reimbursed for reasonable out-of-pocket expenses incurred in attending board meetings. The Company had no nominating or compensation committee, or committees performing similar functions, during the fiscal year ended December 31, 2000. The audit committee consists of Frank X. McGarvy, Gary Wykidal and Robert N. Weingarten.

Stock  Option  Plan

     In October 1997, the Board of Directors of the Company approved a stock option plan entitled GolfGear International, Inc. 1997 Stock Incentive Plan (the "Plan"). This Plan is intended to allow designated officers and employees and certain non-employees of the Company to receive stock options to purchase the Company's common stock and to receive grants of common stock subject to certain restrictions as more fully described in the Plan. The Plan has reserved 2,642,625 shares of common stock, subject to adjustments that may be issued under the Plan.

     The Plan provides for the granting to employees (including employees who are also directors and officers) of options intended to qualify as incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), and for the granting of non-statutory stock options to directors, employees and consultants. The Plan is currently administered by the Board of Directors of the Company.

     The exercise price per share of incentive stock options granted under the Plan must be at least equal to the fair market value of the common stock on the date of grant. With respect to any participant who owns shares representing more than 10% of the voting power of all classes of the Company's outstanding capital stock, the exercise price of any incentive or non-statutory stock option must be equal to at least 110% of the fair market value of the grant date, and the maximum term of the option must not exceed five years. The terms of all other options granted under the Plan may not exceed ten years. Upon a merger of the Company, the options outstanding under the Plan will terminate unless assumed or substituted by the successor corporation. As of December 31, 2000, 1,748,525 options were granted under the Plan.

                                    OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                          (Ended December 31, 2000)
                                             [Individual Grants]


Name                Number of securities      Percent of total      Exercise or base price   Expiration date
                         Underlying         options/SARs granted           ($/Share)
                    options/SARs granted   to employees in fiscal
                             (#)                    year

(a)                          (b)                     (c)                      (d)                  (e)
------------------  ---------------------  -----------------------  -----------------------  ----------------
Donald A.                         250,000                    62.5%                    0.275  December 2005
Anderson,
President

Robert N.                         150,000                    37.5%                     0.25  December 2005
Weingarten, Chief
Financial Officer
and Secretary


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
                     exercise (#)                               Exercisable/          Unexercisable (1)
                                                                Unexercisable

(a)                       (b)                 (c)                    (d)                     (e)
----------------  -------------------  ------------------  -----------------------  --------------------

Donald A.                           -                   -     752,350 Exercisable/                     -
Anderson,                                                       0 Unexercisable
President

Robert N.                           -                   -     401,175 Exercisable/                     -
Weingarten,                                                     0 Unexercisable
Chief Financial
Officer and
Secretary

(1) The dollar values are calculated by determining the excess, if any, of the market price for the common stock of $0.16 per share at December 31, 2000 over the weighted average exercise price of the stock options. As of December 31, 2000, none of the unexercised stock options were in-the-money.

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

     As of March 31, 2001, the Company had a total of 15,273,598 shares of common stock issued and outstanding and 236,679 shares of Series A Senior Convertible Preferred Stock issued and outstanding. Each share of Series A Senior Convertible Preferred Stock is convertible into ten shares of common stock, and votes on an "as if converted" basis.

     The following table sets forth, as of March 31, 2001: (a) the names and addresses of each beneficial owner of more than five percent (5%) of the Company common stock known to the Company, the number of shares of common stock beneficially owned by each such person, and the percent of the Company's common stock so owned; and (b) the names and addresses of each director and executive officer, the number of shares of common stock of the Company beneficially owned, and the percent of the Company's common stock so owned, by each such person, and by all directors and executive officers of the Company as a group. Each such person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

                     Name and Address of        Amount of Beneficial
Title of Class         Beneficial Owner             Ownership (1)      Percent of Class
--------------  ------------------------------  ---------------------  -----------------

                Donald A. Anderson,
Common Stock    12771 Pala Drive, Garden                4,234,725 (2)             19.94%
                Grove, California 92841

                M.C. Corporation, Terasiosu
Common Stock    Bldg., 6-7-2 Minami Aoyama,             2,696,790 (3)             12.25%
                Minato-ku, Tokyo,
                Japan 107-0062

Common Stock    Robert J. Williams,
                242 Strada Nova,                           1,442,521               6.55%
                Palm Desert, California 92260

Common Stock    Frank X. McGarvey,
                12771 Pala Drive, Garden                1,040,940 (4)              4.73%
                Grove, California 92841

Common Stock    Robert N. Weingarten,
                12771 Pala Drive, Garden                  977,049 (5)              4.44%
                Grove, California 92841

                Naoya Kinoshita, Terasiosu
Common Stock    Bldg., 6-7-2 Minami Aoyama,               150,000 (6)              0.68%
                Minato-ku, Tokyo,
                Japan 107-0062

                Shares of all directors and
Common Stock    executive officers as a group              6,402,714              29.79%
                (4 persons)

(1) Other than as footnoted, none of these security holders has the right to acquire any amount of the Shares within sixty days from options, warrants, rights, conversion privilege, or similar obligations.
(2) Includes options to purchase 352,350 of shares of common stock at an exercise price of $0.62 per share, which expire in October 2002. Also includes options to purchase 150,000 shares of common stock at an exercise price of $0.275 per share under the Stock Incentive Plan, which expire in August 2004. Also includes options to purchase 250,000 shares of common stock at an exercise price of $0.275 per share under the Stock Incentive Plan, which expire in December 2005. Also includes 154,360 shares of common stock held in the name of Mr. Anderson's wife, as to which he disclaims beneficial ownership.
(3) Reflects the right to convert 236,679 shares of convertible preferred stock into 2,366,790 shares of common stock through October 2001. Also includes warrants to purchase 330,000 shares of common stock at an exercise price of $1.00 per share, which expire in October 2002.
(4) Includes options to purchase 105,705 shares of common stock at an exercise price of $0.57 per share, which expire in October 2002. Also includes options to purchase 75,000 shares of common stock at an exercise price of $0.25 per share under the Stock Incentive Plan, which expire in August 2004. Also includes options to purchase 75,000 shares of common stock at an exercise price of $0.25 per share under the Stock Incentive Plan, which expire in December 2005. Also includes warrants to purchase 35,235 shares of common stock at $1.00 per share, which expire in February 2002.
(5) Includes options to purchase 176,175 shares of common stock at an exercise price of $0.57 per share, which expire in October 2002. Also includes options to purchase 75,000 shares of common stock at an exercise price of $0.25 per share under the Stock Incentive Plan, which expire in August 2004. Also includes options to purchase 150,000 shares of common stock at an exercise price of $0.25 per share under the Stock Incentive Plan, which expire in December 2005. Also includes 19,200 shares owned by Resource One Group, Inc., which is wholly-owned by Mr. Weingarten.
(6) Naoya Kinoshita is President of M.C. Corporation. He has been granted options to purchase 75,000 shares of common stock at an exercise price of $0.275 per share under the Stock Incentive Plan, which expire in August 2004. Also includes options to purchase 75,000 shares of common stock at an exercise price of $0.50 per share which expire in December 2005.

Changes  in  Control:

     The Company is unaware of any contract or other arrangement, the operation of which may at a subsequent date result in a change in control of the Company.


ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

Finder's  Fee

     In July 1998, the Board of Directors approved the payment of $65,000 as a finder's fee to Donai Anderson, the wife of Donald A. Anderson. This finder's fee was paid for services rendered to the Company in connection with an investment in the Company by Yeon Park. As of December 31, 1999 and 2000, of the $65,000 fee, $26,000 and $27,000 had been paid respectively and the balance of $39,000 an $38,000 respectively was reflected as notes payable to shareholders in the consolidated financial statements.

Financial  Services  Agreement

     On June 7, 1997, the Company entered into a Financial Services Agreement with Bridgewater Capital Corporation ("Bridgewater") whereby Bridgewater agreed to arrange and help consummate a merger between the Company and a public shell corporation and also assist the Company to analyze, negotiate and advise on obtaining equity capital or debt financing. Upon the successful completion of the $500,000 financing in October 1997, the Company paid Bridgewater a fee of $70,000 and issued 499,002 shares of the Company's common stock, representing 4.99% of the post-reorganization outstanding common stock at the time of the merger with HHI in December 1997. The Financial Services Agreement required that Bridgewater be paid a consulting fee of $72,000, payable $6,000 monthly, have the right to appoint one person to the Board of Directors for two years, and be paid a 10% finder's fee and 2% non-accountable expense allowance on all capital, cash, equity or debt infused into the Company by or through Bridgewater. This agreement expired in October 1998. Mr. Peschong, a former Director of the Company, is an officer and shareholder of Bridgewater. The Company also paid $6,900 to Bridgewater as a capital raising fee during the year ended December 31, 1998.

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

     On May 15, 2000, Bridgewater and the Company executed an agreement entitled "" Settlement Agreement and Mutual Release", whereby the Company agreed, among other things, to: (i) pay Bridgewater $16,667 on or before September 1, 2000;
(ii) pay Brigewater $25,000 upon successful equity financing arranged by Brigewater of at least $100,0l00; and (iii) issue Bridgwater a warrant to purchase 105,705 shares of the Company's common stock. This warrant expires October 1, 2002. In consideration for this, Bridgewater agreed not to sell any shares of the Company's common stock before January 1, 2001 as long as the Company was in compliance with all the terms and conditions of this agreement. The Company has not paid the $16,667 to Bridgewater.

                                    PART IV.

ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)  Exhibits:

     A list of exhibits required to be filed as part of this report is set forth in the Index to Exhibits, which immediately precedes such exhibits, and is incorporated herein by reference.

(b)  Reports  on  Form  8-K:

     The Company did not file any Current Reports on Form 8-K during or related to the three months ended December 31, 2000.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this registration statement to be signed on its behalf by the undersigned thereunto duly authorized.


                                           GOLFGEAR  INTERNATIONAL,  INC.
                                           ------------------------------
                                                    (Registrant)


Date:  April 15, 2001                      By:  /s/  Donald  A.  Anderson
                                                --------------------------------
                                                Donald  A.  Anderson
                                                President


     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date:  April 15, 2001                      By:  /s/  Donald  A.  Anderson
                                                --------------------------------
                                                Donald  A.  Anderson
                                                President  and  Director


Date:  April 15, 2001                      By:  /s/  Robert  N.  Weingarten
                                                --------------------------------
                                                Robert  N.  Weingarten
                                                Chief  Financial  Officer  and
                                                Director


Date:  April 15, 2001                      By:  /s/  Frank  X.  McGarvey
                                                --------------------------------
                                                Frank  X.  McGarvey
                                                Director


Date:  April 15, 2001                      By:  /s/  Naoya  Kinoshita
                                                --------------------------------
                                                Naoya  Kinoshita
                                                Director

                          INDEX TO FINANCIAL STATEMENTS


Independent  Auditors'  Report
     for  the  years  ended  December  31,  2000  and  1999                  F-1

Consolidated  Balance  Sheets
     at  December  31,  2000  and  1999                                      F-2

Consolidated  Statements  of  Operations
     for  the  years  ended  December  31,  2000  and  1999                  F-4

Consolidated  Statements  of  Shareholders'  Equity
     for  the  years  ended  December  31,  2000  and  1999                  F-5

Consolidated  Statements  of  Cash  Flows
     for  the  years  ended  December  31,  2000  and  1999                  F-6

Notes  to  Consolidated  Financial  Statements                               F-8

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders
GolfGear  International,  Inc.
Garden Grove California

We have audited the accompanying consolidated balance sheets of GolfGear International, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in these financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of GolfGear International, Inc. and subsidiaries as of December 31, 2000 and 1999, and the consolidated results of their operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred recurring operating losses and requires additional financing to continue operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 1. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that may result should the Company be unable to continue as a going concern.


                                            GOOD  SWARTZ  BROWN  &  BERNS  LLP.

Los Angeles, California
April 10, 2001

                  GOLFGEAR INTERNATIONAL, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999

                                                                 2000          1999
                                                             ------------  ------------
                                     ASSETS
CURRENT ASSETS
  Cash                                                       $    39,754   $   793,262
  Accounts receivable, net of allowance
     for doubtful accounts of $123,000 in 2000
     and $40,000 in 1999                                         490,055       446,214
  Inventories                                                    955,976       452,272
  Prepaid expenses                                                64,817        20,610
                                                             ------------  ------------
        TOTAL CURRENT ASSETS                                   1,550,602     1,712,358
PROPERTY AND EQUIPMENT, net of accumulated
depreciation                                                     181,843       122,046
OTHER ASSETS
  Goodwill, net of accumulated amortization                      194,356             -
  Patents and trademarks, net of accumulated amortization        106,973       156,504
  Deposits and other                                              17,106        23,025
                                                             ------------  ------------
         TOTAL OTHER ASSETS                                      318,435       179,529
                                                             ------------  ------------
                                                             $ 2,050,880   $ 2,013,933
                                                             ============  ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Bank credit line payable                                  $    66,127   $    16,020
   Accounts payable and accrued expenses                       1,068,742       641,498
   Accrued product warranties                                     81,880        36,000
   Accrued interest                                                2,737        12,448
   Accrued officer's compensation                                    ---       124,000
   Notes payable to shareholders                                   9,655        35,434
   Notes payable, current portion                                 34,468        70,631
                                                             ------------  ------------
           TOTAL CURRENT LIABILITIES                           1,263,609       936,031
NON-CURRENT LIABILITIES
    Note payable, net of current portion                          50,000
                                                             ------------  ------------
           TOTAL LIABILITIES                                   1,313,609       936,031
                                                             ------------  ------------
COMMITMENTS AND CONTINGENCIES (NOTE 8)
SHAREHOLDERS' EQUITY
   Preferred stock, $.001 par value;
      authorized - 10,000,000 shares:
      Series A Senior Convertible Stock:
      issued and outstanding - 233,228 shares
      in 2000 and 216,626 shares in 1999
      (stated value - $9.50 per share)                               233           217
   Common stock, $.001 par value; authorized-
      50,000,000 shares; issued and outstanding-
      15,273,598 shares in 2000 and 12,816,348
      shares in 1999                                              15,274        12,816
   Additional paid-in capital                                  8,728,436     7,981,695
   Accumulated deficit                                        (8,006,672)   (6,916,826)
                                                             ------------  ------------
       TOTAL SHAREHOLDERS' EQUITY                                737,271     1,077,902
                                                             ------------  ------------
                                                             $ 2,050,880   $ 2,013,933
                                                             ============  ============

           See accompanying Notes to Consolidated Financial Statements

                  GOLFGEAR INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                                               2000          1999
                                           ------------  ------------
SALES                                      $ 3,194,610   $ 2,302,407

COST OF GOODS SOLD                           1,689,194     1,379,855
                                           ------------  ------------
GROSS PROFIT                                 1,505,416       922,552
                                           ------------  ------------
EXPENSES
   Selling and marketing                       783,824       573,933
   Tour and pro contracts                      100,863       191,315
   Bad debt expense                            156,410       240,069
   General and administrative                1,303,278     1,177,268
   Depreciation and amortization               117,920        51,898
OTHER (INCOME) EXPENSES
   Interest expense                             13,349        55,701
   Interest income                              (7,972)       (6,633)
                                           ------------  ------------
    TOTAL EXPENSES                           2,467,672     2,283,551
                                           ------------  ------------
NET LOSS                                   $  (962,256)  $(1,360,999)
                                           ============  ============

NET LOSS APPLICABLE TO COMMON
SHAREHOLDERS
   Net loss                                $  (962,256)  $(1,360,999)
   Less dividends on preferred stock          (127,590)      (22,215)
                                           ------------  ------------
 NET LOSS APPLICABLE TO COMMON
   SHAREHOLDERS                            $(1,089,846)  $(1,383,214)
                                           ============  ============
LOSS PER COMMON SHARE - BASIC AND DILUTED  $     (0.08)  $     (0,11)
                                           ============  ============
WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                          13,081,765    12,573,152
                                           ============  ============

     See  accompanying  Notes  to  Consolidated  Financial  Statements

                                      GOLFGEAR INTERNATIONAL, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                     FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                     Preferred Stock        Common Stock
                                                     ----------------  ----------------------  Additional
                                                                                                Paid-in     Accumulated
                                                     Shares   Amount      Shares      Amount    Capital       Deficit      Total
                                                     -------  -------  ------------  --------  ----------  ------------- ----------
BALANCE, December 31, 1998                                             $12,497,027   $12,497   $5,633,949 $(5,533,612 ) $  112,834
Issuance of common stock for services                                       33,500        33       22,352                   22,385
Issuance of common stock in private placements,
net                                                                         66,667        67       49,933                   50,000
Issuance of preferred stock in private placement,
net                                                  210,526      211                           1,785,241                1,785,452
Issuance of stock related to acquisition of Bel Air
operations                                             3,761        4      275,000       275      168,655                  168,934
Preferred stock dividend                               2,339        2                              22,213      (22,215)
Fair value of options and warrants issued to non-
employees                                                                                         299,296                  299,296
Adjust shares outstanding                                                  (55,846)      (56)          56
Net loss for the year                                                                                       (1,360,999) (1,360,999)
                                                     -------  -------  ------------  --------  ----------  ------------- ----------

BALANCE, December 31, 1999                           216,626      217   12,816,348    12,816    7,981,695   (6,916,826)  1,077,902

Issuance of common stock for services                                    1,162,500     1,163      174,212                  175,375
Conversion of debt into common stock                                       929,750       930      185,870                  186,800
Issuance of stock related to acquisition of Bel Air
operations                                             3,170        3      165,000       165       62,532                   62,700
Issuance of stock related to acquisition of Leading
Edge operations                                                            200,000       200       37,300                   37,500
Preferred stock dividend                              13,432       13                             127,577     (127,590)
Fair value of options and warrants issued to non-
employees                                                                                         159,250                  159,250
Net loss for the year                                                                                         (962,256)   (962,256)
                                                     -------  -------  ------------  --------  ----------  ------------- ----------
BALANCE, December 31, 2000                           233,228  $   233   15,273,598   $15,274   $8,728,436 $ (8,006,672) $  737,271
                                                     =======  =======  ============  ========  ========== ============= ===========

           See accompanying Notes to Consolidated Financial Statements

                    GOLFGEAR INTERNATIONAL, INC., AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                2000         1999
                                                             ----------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                  $(962,256)  $(1,360,999)
   Adjustments to reconcile net loss
      to net cash used in operating activities:
         Depreciation and amortization                         117,920        51,898
         Provision for bad debts                               156,410       240,069
         Common stock issued for services                      157,375        22,385
         Loss on disposal of fixed assets                        7,439
         Fair value of options and  warrants
            issued to non-employees                             94,100       299,296
         Changes in operating assets and liabilities:
            (Increase) decrease in:
               Accounts receivable                            (200,251)     (406,042)
               Inventories                                    (503,704)      141,082
               Prepaid expenses                                (11,208)      (14,115)
               Deposits                                         11,419       (12,899)
            Increase (decrease) in
               Accounts payable and accrued expenses           446,744        37,372
               Accrued product warranties                       20,880        (7,904)
               Accrued interest                                 (9,711)          695
               Accrued officer's compensation                   43,300        59,000
                                                             ----------  ------------
               NET CASH USED IN
                 OPERATING ACTIVITIES
                                                              (631,543)     (950,162)
                                                             ----------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment                         (110,130)      (40,101)
                                                             ----------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Sales of equity securities in private
      placements, net                                        $      --   $ 1,835,452
    Decrease in notes payable to shareholders                  (25,779)      (36,963)
    Increase (decrease) in bank credit line                     50,107       (31,241)
    Proceeds from short-term borrowings                             --        50,000
    Repayments on short-term borrowings                        (36,163)      (65,494)
                                                             ----------  ------------
               NET CASH PROVIDED BY (USED IN)
                 FINANCING ACTIVITIES                          (11,835)    1,751,754
                                                             ----------  ------------
NET INCREASE (DECREASE) IN CASH                               (753,508)      761,491
CASH, BEGINNING OF PERIOD                                      793,262        31,771
                                                             ----------  ------------
CASH, END OF PERIOD                                          $  39,754   $   793,262
                                                             ==========  ============
CASH PAID FOR:
    Interest                                                 $  20,468   $    40,406
NON-CASH INVESTING AND FINANCING ACTIVITIES:
    Conversion of liabilities into common stock              $ 186,800            --
    Issuance of preferred shares for payment of dividend     $ 127,590   $    22,215
    Common stock issued in acquisitions                      $ 100,200   $   168,934
    Conversion of accounts payable into notes payable                    $    69,922
    Common stock issued for future services                  $  18,000            --
    Liabilities assumed in acquisitions                      $  75,000            --
    Fair value of warrants issued in acquisitions            $  44,650            --
    Fair value of warrants issued for future services        $  20,500            --

     See  accompanying  Notes  to  Consolidated  Financial  Statements

                  GOLFGEAR INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

1.   GOING  CONCERN

     The consolidated financial statements as of and for the year ended December 31, 2000 have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the consolidated financial statements do not purport to represent the realizable or settlement values. The Company has suffered recurring operating losses and had diminishing working capital liquidity at December 31, 2000. As a result of these factors, the Company's independent certified public accountants have expressed substantial doubt about the Company's ability to continue as a going concern. The Company believes that its efforts to reduce costs and operate more efficiently will generate improved cash flows, although there can be no assurance that such efforts will be successful. Furthermore, during early 2001 the Company experienced a significant drop in orders from its key retail customers who provided approximately one-half of the Company's total revenues in 2000. The Company is attempting to increase revenues through various means, including expanding brands and product offerings, new marketing programs, and possibly direct marketing to customers. To the extent that the Company is unable to replace such revenues on a timely basis, the Company's revenues in 2001 may experience a significant decline, and the Company's liquidity and ability to continue to conduct operations may be impaired.

     The Company will require additional capital to fund operating requirements, as well as to fund expansion plans and possible acquisitions, mergers and joint ventures. The Company is exploring various alternatives to raise this required capital, but there can be no assurances that the Company will be successful in this regard. To the extent that the Company is unable to secure the capital necessary to fund its future cash requirements on a timely basis and/or under acceptable terms and conditions, the Company may have to substantially reduce its operations to a level consistent with its available working capital resources. The Company may also be required to consider a formal or informal restructuring or reorganization.

2.   SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

     Organization  and  Description of Business  -  GolfGear International, Inc.
     ------------------------------------------
     and its subsidiaries (collectively, "GolfGear" or the "Company") designs, develops and markets golf clubs and related golf products.

     GolfGear, formerly Harry Hurst, Jr., Inc. ("HHI") was incorporated under the laws of the State of Nevada on October 9,1997. The Company is the successor entity resulting from a December 5, 1997 reorganization between GolfGear International, Inc. ("GGI"), which has been active in the golf business since 1990, and HHI, a non-operating public shell corporation. HHI changed its name to GolfGear International, Inc., and GGI changed its name to GGI, Inc. and remains a wholly-owned subsidiary of the Company. Each share of Common Stock of GGI was exchanged for 3.5235 shares of common stock of HHI. The shareholders of GGI, constituting 90% of the then outstanding common stock, became the controlling shareholders of the Company. For accounting purposes, the acquisition of GGI by HHI has been treated as a reverse acquisition of GGI with GGI considered the acquirer.

     Segment  and  Geographic Information - The Company operates in one business
     ------------------------------------
     segment. Sales are to customers in both the United States and the Far East. Sales for the fiscal year ended December 31, 1999 to customers in the United States and the Far East were $1,800,805 (78.2%) and $501,602 (21.8%), respectively. Sales for the fiscal year ended December 31, 2000 to customers in the United States and the Far East were $2,480,596 (77.6%) and $714,494 (22.4%), respectively.

     Principles of Consolidation - The consolidated financial statements include
     ---------------------------
     the accounts of the Company and its wholly-owned subsidiaries, GGI, Inc., GearFit Golf Company, Pacific Golf Holdings, Inc., Bel Air - Players Group, Inc. and Leading Edge Acquisition, Inc. All significant intercompany transactions and balances have been eliminated in consolidation.

     Use  of  Estimates  - The preparation of financial statements in conformity
     ------------------
     with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Inventories.  Inventories  are stated at lower of cost (average) or market.
     -----------

     Property  and  Equipment  -  Property  and  equipment  are  stated at cost.
     ------------------------
     Depreciation is computed on the straight-line method over the estimated useful lives of the assets which range from five to seven years.

                  GOLFGEAR INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     Leasehold improvements are amortized on the straight-line method over the term of the lease or the useful life of the asset, whichever is shorter.

     Property and equipment are reviewed for impairment whenever events or circumstances indicate that the assets non-discounted expected cash flows are not sufficient to recover its carry amount. The Company measures an impairment loss by comparing the fair value of the asset to its carrying amount. Fair value of an asset is calculated as the present value of expected future cash flows.

     Intangible  Assets  -  Patents  and  trademarks  are being amortized on the
     ------------------
     straight-line method over a seventeen and ten year life, respectively. Goodwill is being amortized on the straight-line method over a five year term.

     Revenue  Recognition  -  Revenue is recognized when products are shipped to
     --------------------
     customers. The Company generally provides a lifetime warranty against defects. The Company makes a provision for warranty costs in the period of sale. The Company periodically reviews the adequacy of the accrued product warranties.

     Stock-Based  Compensation  -  The  Company periodically issues common stock
     -------------------------
     options and common stock purchase warrants to employees and non-employees in non-capital raising transactions for services rendered and to be rendered, and as financing costs.

     The Company adopted Statement of Financial Accounting Standards ("SFAS) No. 123, "Accounting for Stock-Based Compensation", which establishes a fair value method of accounting for stock-based compensation plans.

     The provisions of SFAS No. 123 allow companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", but to disclose the pro forma effect on net income (loss) and net income (loss) per share had the fair value of the stock options been exercised. The Company has elected to continue to account for stock-based compensation plans utilizing the intrinsic value method. Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair market price of the Company's common stock at the date of grant above the amount an employee must pay to acquire the common stock.

     In accordance with SFAS No. 123, the Company has provided footnote disclosure with respect to stock-based employee compensation. The cost of stock-based employee compensation is measured at the grant date based on the value or the award and is recognized over the vesting period. The value of the stock-based award is determined using the Black-Scholes option pricing model whereby compensation cost is the excess of the fair value of the award as determined by the pricing model at the grant date or other measurement date above the amount an employee must pay to acquire the stock. The resulting amount is charged to expense on the straight-line basis over the period in which the Company expects to receive benefit, which is generally the vesting period. Beginning in 1999, stock options issued to non-employee directors at fair market value are accounted for under the intrinsic value method. Prior to 1999, such options were accounted for as an expense at estimated fair market value.

     With respect to shares of common stock issued for services rendered or to be rendered, or for financing costs, such shares are valued based on the fair market price on the transaction date, adjusted for factors such as trading restrictions, registration rights, trading volume and market liquidity, which generally results in a reduction ranging from 25% to 33% to the fair market price at the transaction date.

     Income  Taxes  - The Company accounts for income taxes utilizing the assets
     -------------
     and liability approach, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the basis of assets and liabilities for financial reporting purposes and tax purposes.

     Net  Loss Per Common Share - Basic earnings per share excludes the dilutive
     --------------------------
     effects of options and convertible securities, if any, and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed assuming the exercise or conversion of common equivalent shares, if dilutive, consisting of unissued shares under stock options, warrants and debt instruments.

     At December 31, 2000 and 1999, potential dilutive securities representing 4,371,792 shares and 4,079,582 shares of common stock, respectively, were not included in the earnings per share calculation since their effect would be anti-dilutive. At December 31, 2000, potential dilutive securities consisted of 2,622,788 outstanding stock options and 1,749,004 outstanding common stock purchase warrants. At December 31. 1999, potential dilutive securities consisted of 1,979,903 outstanding stock options and 2,099,679 outstanding common stock purchase warrants. Basic and diluted earnings per share are the same for all periods presented.

                  GOLFGEAR INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     Concentration  of  Credit  Risk - The Company maintains its accounts with a
     -------------------------------
     financial institution with a high credit rating. As of December 31, 1999, the Company had an account in one bank with a balance of $746,685, which exceeded the Federally insured limit.

     Allowance for Doubtful Accounts - The Company makes periodic evaluations of
     -------------------------------
     the creditworthiness of its customers and generally does not require collateral. As of the balance sheet dates presented, management has determined that an adequate provision has been made for doubtful accounts.

     Dependence  on  Major  Suppliers  - The Company is dependent on three major
     --------------------------------
     suppliers for the production of golf club heads and tooling used to produce the heads. However, management believes that any risk is mitigated, due to the large number of alternative suppliers.

     Major  Customers - Three customers accounted for approximately 53% of total
     ----------------
     sales in 2000. Four customers accounted for approximately 68% of total sales in 1999.

     Reclassifications - Certain prior period balances have been reclassified to
     -----------------
     conform  with  current  years  presentation.

3.   ACQUISITIONS

     Bel  Air Golf Product Lines  - On October 1, 1999, the Company entered into
     ---------------------------
     an agreement to acquire all of the operating assets of Bel Air Golf Companies, including the "Bel Air Golf" and "Players Golf" trade names. The Bel Air Golf Companies were acquired by new management in 1997 and had consolidated unaudited revenues of approximately $2,000,000 for the year ended December 31, 1998. Players Golf offers a full line of junior golf clubs, and Bel Air Golf is known primarily for golf glove products that offer both value and quality. Bel Air Golf and Players Golf are operated as a separate division of GolfGear.

     In consideration for acquiring these assets, the Company assumed liabilities of approximately $50,000 and issued 400,000 shares of its restricted common stock. The Company also agreed to issue 255,000 warrants exercisable at $1.00 per share for a period of six months from closing, 100,000 warrants exercisable at $1.00 per share for a period of one year from closing, and 100,000 warrants exercisable at $1.00 per share, 100,000 warrants exercisable at $2.00 per share and 100,000 warrants exercisable at $3.00 per share, vesting and exercisable only if net revenues from Bel Air Golf and Players Golf reach $1,500,000, $2,000,000 and $2,500,000 in 2000,
     2001 and 2002, respectively. The Company issued 250,000 of the 400,000 shares on November 29, 1999 as an advance, in order to be able to operate the Bel Air Golf Companies on an interim basis. The Company also issued 10% of the securities described above as a finder's fee with respect to this transaction. This transaction was completed on April 11, 2000.

     Leading  Edge Product Lines - On August 30, 2000, the Company completed the
     ---------------------------
     acquisition of certain assets of Leading Edge, LLC, which included the "Leading Edge" trade name. The acquisition consisted primarily of inventory, trade names, trademarks and other intangible assets. Leading Edge is a manufacturer of proprietary putters. Leading Edge putters are protected by a United States design patent. Leading Edge is being operated as a separate division of GolfGear.

     In consideration for acquiring the business of Leading Edge, the Company issued 200,000 shares of its common stock and warrants to purchase 150,000 shares of its common stock exercisable at $1.00 per share for a period of four years from the closing date. The warrants were determined to have a fair value of $18,000.

4.   INVENTORIES

     Inventories  consisted  of  the  following  at  December 31, 2000 and 1999.

                                               December 31,
                                            ------------------
                                              2000      1999
                                            --------  --------
     Components parts                       $571,615  $296,847
     Finished goods                          384,361   155,425
                                            --------  --------
                                            $955,976  $452,272
                                            ========  ========

5.   PROPERTY  AND  EQUIPMENT

     Property and equipment consisted of the following at December 31, 2000 and 1999:

                  GOLFGEAR INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                       2000        1999
                                    ----------  ----------
     Machinery and equipment        $  24,115   $   5,850
     Office equipment                  16,025      12,909
     Computers and software            55,947      51,110
     Furniture and fixtures            84,263      40,295
     Automobile                        52,091      41,143
     Trade show booths                 58,536      57,499
     Tooling                          173,126     170,876
     Leasehold improvement             12,839       1,913
                                    ----------  ----------
                                      476,942     381,595
     Less accumulated depreciation   (295,099)   (259,549)
                                    ----------  ----------
                                    $ 181,843   $ 122,046
                                    ==========  ==========

6.   BANK  CREDIT  LINE  PAYABLE

     The Company had an unsecured $70,000 bank line of credit with Wells Fargo Bank. The line of credit matured in November 2000, and was renewed with a maturity date of November 2001. Interest is payable monthly at the rate of prime plus 3% (12.50% at December 31, 2000). Outstanding borrowings at December 31, 2000 and 1999 were $66,127 and $16,020, respectively. The line is personally guaranteed by the Company's President and Chief Executive Officer.

7.   NOTES  PAYABLE

     The Company had notes payable to shareholders totaling $9,655 and $35,434 as of December 31, 2000 and 1999, respectively. The notes bear interest at 10% and are payable on demand.

     On January 8, 1999, the Company borrowed $50,000 from a third-party at 9% interest, due on April 8, 1999. In connection therewith, the Company issued a warrant to purchase 20,000 shares of common stock exercisable at $1.06 per share through January 8, 2004. This note was repaid in October 1999.

     On February 3, 1999, the Company borrowed $105,000 from a third party at 9% interest, due on February 3, 2000. The loan was repaid in 2000.

     During 1999, amounts due to two vendors were converted into non-interest bearing notes payable. At December 31, 2000 and 1999, the balances outstanding under the notes totaled $34,468 and $70,631, respectively.

8.   COMMITMENTS  AND  CONTINGENCIES

     Operating  Leases - The Company leases its facilities and various equipment
     ----------------
     under non-cancelable operating leases. Future minimum lease payments required under non-cancelable operating leases with initial terms in excess of one year were as follows at December 31, 2000:

                         Year  Ending
                         December  31,
                         -------------
                              2001                $       76,703
                              2002                        76,732
                              2003                         8,732
                              2004                           422
                                                  --------------
                                                  $      162,589
                                                  ==============

     Rent expense under operating leases included in the financial statements for the years ended December 31, 2000 and 1999 were $69,333 and $43,115, respectively.

                  GOLFGEAR INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     Employment  Agreements  -  The  Company  has  entered  into  an  employment
     ----------------------
     agreement with Donald A. Anderson, its president and major shareholder, dated July 1, 1998, which expires on December 31, 2002. This agreement has an automatic renewal provision which allows renewal for a one year period on the same terms and conditions unless either party gives notice to the other party of at least ninety days prior to the expiration of the term of their intention to renew the agreement. The agreement may only be terminated by the Company if there is a willful breach or habitual neglect of duties relating to performing terms of the agreement or there are acts of dishonesty, fraud and misrepresentation. The agreement provides for a base salary of $90,000 per year and an automobile expense allowance of $750 per month.

     In addition to the fixed salary, Mr. Anderson is to receive under the terms of this agreement a sum equal to five percent (5%) of the net earnings, as defined, of the Company for each fiscal year (provided, however, such additional compensation for any fiscal year will not exceed $200,000). Since the date of this agreement, there have been no net earnings upon which to pay such additional amount.

     Financial  Service Agreement - On September 5, 2000, the Company executed a
     ---------------------------
     service agreement with Travis Morgan Securities, Inc. to engage Travis Morgan as a financial advisor to the Company, with respect to financial advisory, corporate finance and merger and acquisition matters for the twelve month period commencing September 1, 2000. In connection with the agreement, the Company issued warrants to Travis Morgan to purchase 390,000 shares of common stock at an exercise price of $0.35 per share and were exercisable for a five year period commencing September 5, 2000. The warrants were determined to have a fair value of $85,800 and are being charged to operations over a twelve month period.

     Personal  Services  Agreement  -  Effective  December 31, 2000, the Company
    ----------------------------
     executed a personal services agreement with Peter Alliss, an international golf personality, to serve as the Company's spokesman in the marketing of its golf clubs and related products for a period of three years. In connection with the agreement, the Company issued 250,000 shares of its common stock valued at $30,000, and warrants to purchase 250,000 shares of its common stock at an exercise price of $0.50 per share for a period of five years from the date of the agreement.

9.   LICENSE  AGREEMENTS

     On November 19, 1998, the Company entered into a licensing agreement with Wilson Sporting Goods Company to also use the Company's forged insert technology. Under the terms of this non-exclusive agreement, Wilson agreed to pay royalties on annual and per unit basis.

     On November 22, 1999, the Company entered into a licensing agreement with PowerBilt Golf, a division of Hillerich and Bradsby Co. The license agreement grants PowerBilt Golf the non-exclusive right to utilize GolfGear's patented insert technology in its product lines in all non-Asian countries (except for Korea, which is included in the license), including the United States. The license agreement is for an initial term of five years, and is renewable at PowerBilt's option for an additional five-year term.

     On September 27, 1999 the Company entered into a Distribution Agreement with M.C. Corporation (See Note 11). The agreement grants M.C. Corporation an exclusive distribution right for all GolfGear products in Japan and Asia, excluding South Korea. The initial term of the agreement is five years and it is renewable thereafter. The agreement contains minimum performance guarantees on the part of M.C. Corporation. The agreement also licenses to M.C. Corporation the right to use the GolfGear name on apparel, bags, shoes and other accessories for a six percent (6%) royalty based on the price that the distributor pays for such goods.

10.  RELATED  PARTY  TRANSACTIONS

     On June 7, 1997, the Company entered into a Financial Services Agreement with Bridgewater Capital Company and a public shell corporation and also assist the Company to analyze, negotiate and advise on obtaining equity capital or debt financing. Upon the unsuccessful completion of the $500,000 financing in October 1997, the Company paid Bridgewater a fee of $70,000 and issued 499,002 shares of the Company's common stock, representing 4.99% of the post-reorganization outstanding common stock at the time of the merger with HHI in December 1997. The Financial Services Agreement required that Bridgewater be paid a consulting fee of $72,000, payable $6,000 monthly, have the right to appoint one person to the Board of Directors for two years, and be paid a 10% finder's fee and 2% non-accountable expense allowance on all capital, cash, equity or debt infused into the Company by or through Bridgewater. This agreement expired in October 1998. Mr. Peschong, a former Director the Company, is an officer and shareholder of Bridgewater. The Company also paid $6,900 to Bridgewater as a capital raising free during the year ended December 31, 1998.

                  GOLFGEAR INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

     On May 15, 2000, Bridgewater and the Company executed an agreement entitled "A Settlement Agreement and Mutual Release," whereby the Company agreed, among other things, to: (i) pay Bridgewater $16,667 on or before September 1, 2000; (ii) pay Bridgewater $25,000 upon successful equity financing arranged by Bridgewater of at least $100,000; and (iii) issue Bridgewater a warrant to purchase 105,705 shares of the Company's common stock. This warrant expires October 1, 2002. In consideration for this Bridgewater agreed not to sell any shares of the Company's common stock before January 1, 2001 as long as the Company was in compliance with all the terms and conditions of this agreement. The Company has not paid the $16,667 to Bridgewater.

     In March 1998, the Company recorded a liability of $65,000 to the spouse of the Company's President and major shareholder as a finders fee with respect to a $650,000 equity investment in the Company during 1998. As of December 31, 2000, the balance remaining of the $65,000 obligation was $9,655 ($35,434 at December 31, 1999) and is included in notes payable to shareholders in the accompanying financial statements.

11.  INCOME  TAXES

     As of December 31, 2000, the Company has federal net operating loss carry forwards of approximately $5,600,000, which can be used to offset future taxable income. The utilization of such carryforwards may be limited by the Internal Revenue Code due to the change in ownership of the Company. No deferred asset benefit for these operating losses has been recognized in the financial statements due to the uncertainty as to the realizability of these in the future periods.

12.  SHAREHOLDERS'  EQUITY

     Preferred  Stock  -  On  September  27,  1999,  the Company entered into an
     ----------------
     agreement for the sale of 210,526 shares of its Series A Senior Convertible Preferred Stock, par value $.001, for $2,000,000, which was received in cash during October 1999. The following fees were paid in connection with this financing: (a) a finders fee in the amount of $200,000, (b) warrants to purchase 20,000 shares of common stock at $1.00 per share, and (c) 1% of all royalties to be received by the company pursuant to a related Distribution Agreement.

     The 210,526 shares of preferred stock are convertible into 2,105,260 shares of the Company's common stock equal to 14.3% of the then post-converted outstanding common stock of the Company. The preferred stock votes on an "as if converted" basis and may be converted in whole or in part for a period of two years after which it automatically converts into common stock. A 6% annual dividend is payable quarterly in cash or additional shares of preferred stock at the option of the Company. During 2000 and 1999, dividends on preferred stock in the amount of $127,590 and $22,215 were paid in the form of 13,432 and 2,339 additional shares of preferred stock, respectively.

     Anti-dilution provisions permit the buyer to purchase additional preferred stock so as to maintain it 14.3% interest in the Company for a period of five years. Furthermore, additional preferred shares are required to be issued for no additional consideration in order to maintain the buyer's 14.3% interest in the Company as a result of the Bel Air acquisition described in Note 2 above. Pursuant to the anti-dilution clause, on April 11, 2000 and November 29, 1999, 3,170 shares of preferred stock were issued as a result of the Bel Air acquisition.

     Common stock purchase warrants entitling the holder to purchase 330,000 shares of common stock were also issued to the buyer. Such warrants are exercisable at a price of $1.00 per share for a period of three years.

     The Company also executed a Distribution Agreement with the purchaser granting the purchaser an exclusive right to distribute the Company's products in Japan for an initial period of five years. Due to the valuation place upon the preferred stock sold, no accounting value was attributed to the Distribution Agreement.

     Common  Stock  -  On  June  16, 1999, the Company sold 66,667 shares of its
     -------------
     common stock to an investor for $50,000 pursuant to an agreement to sell up to 500,000 shares to that same investor. On August 31. 1999. the agreement expired with no further sales being made.

     During 2000, accounts payable in the aggregate amount of $19,500 were converted into 90,000 shares of the Company's common stock. Additionally, wages accrued to the Company's President in the amount of $167,300 were converted into 839,750 shares of the Company's common stock.

                  GOLFGEAR INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     During 2000 and 1999, the Company issued 1,162,500 shares valued at $175,375 and 33,500 shares valued at $22,385, respectively, for services rendered.

     Warrants  -  During  2000  and 1999, warrants to purchase 640,000 shares of
     --------
     common stock, and 59,000 shares of common stock, respectively, at prices ranging from $0.50 to $2.00 per share were issued to non-employees for services rendered.

     During 1999, warrants to purchase 20,000 shares of common stock at $1.06 per share were issued as loan fees.

     Information  regarding  the  Company's  warrants  is  as  follows:

                              Weighted
                   Shares      Average    Weighted     Aggregate
                 Underlying   Exercise     Average     Exercise
                  Warrants      Price    Fair Value      Price
                 -----------  ---------  -----------  -----------
BALANCE
   DECEMBER 31,
1998              1,685,604   $    0.68  $      1.02  $1,145,060
Granted             534,075        0.95         0.63     505,121
Canceled           (100,000)       2.00         0.76    (200,000)
Exercised               ---         ---          ---         ---
                 -----------  ---------  -----------  -----------
BALANCE
   DECEMBER 31,
1999              2,119,679        0.68         0.93   1,450,181
Granted           1,207,500        0.70         0.13     842,750
Canceled         (1,578,175)       0.52         0.53    (827,681)
Exercised               ---         ---          ---         ---
                 -----------  ---------  -----------  -----------
BALANCE
  DECEMBER 31,
2000              1,749,004   $    0.84  $      0.74  $1,465,250
                 ===========  =========  ===========  ===========

                  GOLFGEAR INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     The following table summarizes the information about warrants outstanding at December 31, 2000:

                               Shares    Weighted Average
                             Underlying     Remaining
            Exercise Price    Warrants   Contractual Life
            ---------------  ----------  ----------------
           $ 0.28               140,940          .9 years
           $ 0.35               390,000         4.8 years
           $ 0.50               259,000         4.9 years
           $ 0.62                84,564         1.2 years
           $ 1.00               610,000           3 years
           $ 1.06                20,000           3 years
           $ 1.50                27,500         2.4 years
           $ 2.00               217,000          .2 years
                             ----------
                              1,749,004
                             ==========

     The Company accounted for warrants granted to non-employees in accordance with SFAS No. 123 which requires non-cash compensation expense be recognized over the expected period of benefit. During 2000 and 1999, the Company recognized non-cash compensation expense of $29,899 and $53,770 for warrants to purchase shares of the Company's common stock.

     During 2000, warrants to purchase 640,000 shares of common stock were issued for services and warrants for 567,500 shares were issued in connection with acquisitions. During 1999, warrants to purchase 70,000 shares of common stock were issued for services, warrants to purchase 9,000 shares were issued as additional interest and warrants for 455,075 shares were issued in connection with the sales of common stock.

     Stock  Options  -  in  October  1997, the Board of Directors of the Company
     --------------
     approved a stock option plan entitled "GolfGear International, Inc. 1997 Stock Option Plan" ("Plan"). This Plan is intended to allow designated officers and employees and certain non-employees of the Company to receive stock options to purchase the Company's common stock and to receive grants of common stock subject to certain restrictions as more fully described in the Plan. The Plan has reserved 2,642,625 shares of the Company's common stock, subject to adjustments, that may be issued under the Plan.

     The Plan provides for the granting to employees (including employees who are also directors and officers) of options intended to qualify as incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, and for the granting of non-statutory stock options to directors, employees and consultants. The Plan is currently administered by the Board of Directors of the Company.

     The exercise price per share of incentive stock options granted under the Plan must be at least equal to the fair market value of the common stock on the date of the grant. With respect to any participant who owns shares representing more than 10% of the voting power of all classes of the Company's outstanding capital stock, the exercise price of any incentive or non-statutory stock options must be equal to at least 110% of the fair market value of the grant date, and the maximum term of the option must not exceed five years. Upon a merger of the Company, the option outstanding under the Plan will terminate unless assumed or substituted by the successor corporation. As of December 31, 2000, 2,622,789 options have been granted under the Plan, including 752,350 options granted to the Company's President as follows: 352,350 during 1997 that are exercisable at $0.62 and expire in October 2002, 150,000 during 1999 that are exercisable at $0.275 and expire in August 2001 and 250,000 during 2000 that are exercisable at $0.275 and expire in December 2005.

                  GOLFGEAR INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     Information  regarding  the  Company's  stock  options  is  as  follows:

                                   Weighted
                        Shares      Average    Weighted     Aggregate
                      Underlying   Exercise     Average     Exercise
                        Options      Price    Fair Value      Price
                      -----------  ---------  -----------  -----------
BALANCE
   DECEMBER 31, 1998   1,359,904        1.18         0.78   1,598,751
Granted                  620,000        0.32         0.14     195,625
Canceled                     ---         ---          ---         ---
Exercised                    ---         ---          ---         ---
                      -----------  ---------  -----------  -----------
BALANCE
   DECEMBER 31, 1999   1,979,904        0.91         0.58   1,794,376
Granted                1,380,000        0.91         0.10   1,261,250
Canceled                (737,115)       1.63         1.04  (1,202,500)
Exercised                    ---         ---          ---         ---
                      -----------  ---------  -----------  -----------
BALANCE
   DECEMBER 31, 2000   2,622,789   $    0.71  $      0.20   1,853,126
                      ===========  =========  ===========  ===========

     The following table summarizes the information about stock options outstanding at December 31, 2000:

                   Shares    Weighted Average
                 Underlying     Remaining
Exercise Price    Options    Contractual Life
---------------  ----------  ----------------
$ 0.25               225,000         .7 years
$ 0.275              225,000         .7 years
$ 0.50             1,055,000          5 years
$ 0.55               325,000          5 years
$ 0.57               387,585        1.7 years
$ 0.62               352,350        1.7 years
$ 0.64                52,854         .7 years
                   ----------
                    2,622,789
                   ==========

     The Company accounted for stock options granted to employees, officers and directors under APB Opinion No. 25. "Accounting for Stock Issued to Employees," under which no compensation cost has been recognized. Options granted to non-employee directors are accounted for in accordance with SFAS No. 123. Had the compensation cost for the options been determined based upon the fair value at the grant date consistent with the methodology prescribed under SFAS No. 123, the Company's net loss and basic and diluted loss per share in 2000 would have been increased by approximately $82,500 and $0.006 per share, respectively ($61,500 and $0.005 per share, respectively, in 1999).

     The fair value of the warrants and option granted is estimated on the date of grant using the Black-Scholes option pricing model with following weighted average assumptions: dividend yield of 0%, volatility of 100%, risk-free interest rate of 6.7% and an expected life of five years.

     The effect of applying SFAS No. 123 in this pro forma disclosure is not indicative of future results.

                                   INDEX TO EXHIBITS



Exhibit
Number        Description  of  Document
-------       -------------------------

3.1    Articles of Incorporation(1)
3.2    Certificate of Amendment of Articles of Incorporation(1)
3.3    Certificate of Amendment of Articles of Incorporation(1)
3.4    Articles of Merger(1)
3.5    Bylaws(1)
4.3    Binding Subscription Agreement for Purchase of Equity Securities (M.C.
       Corporation)(1)
4.4    Certificate of Determination(1)
10.1   Distribution Agreement (M.C. Corporation)(1)
10.2   Distribution Agreement (GolfGear Korea, Ltd.)(1)
10.6   License Agreement (Wilson Sporting Goods Company)(1)
10.10  Employment Agreement (Donald A. Anderson)(1)(C)
10.11  GolfGear International, Inc. 1997 Stock Incentive Plan(1)(C)
10.12  License Agreement (PowerBilt Golf)(1)
10.13  Property Lease Agreement(2)
10.14  Amended and Restated Agreement for Sale and Purchase of Assets between Bel Air
       Golf Company and GolfGear International, Inc.(2)
10.15  Agreement for Sale and Purchase of Assets - Leading Edge(3)
10.16  Personal Services Agreement - Peter Alliss(3)
21     Subsidiaries of the Registrant(1)
99.1   Patents(1)
99.2   Trademarks(1)

     -----------------------------

     (1) Previously filed as an Exhibit to the Company's Registration Statement on Form 10-SB dated November 11, 1999, and incorporated herein by reference.
     (2) Previously filed as an Exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999, and incorporated herein by reference.
     (3)  Filed  herein.
     (C)  Indicates  compensatory  plan,  agreement  or  arrangement.