Form 10QSB
period 2001-03-31
GOLFGEAR
filed 2001-05-21
CIK 1053210

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For  the  Quarterly  Period  Ended  March  31,  2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For  the  transition  period  from  _________  to  _________

                        Commission File Number:  0-28007

                          GOLFGEAR INTERNATIONAL, INC.
        -------------------------------------------------------------------
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of March 31, 2001, the Company had 15,273,598 shares of common stock issued and outstanding.

Transitional  Small  Business  Disclosure  Format:  Yes  [ ]  No  [X]

Documents  incorporated  by  reference:  None.

                  GOLFGEAR INTERNATIONAL, INC. AND SUBSIDIARIES

                                      INDEX


PART  I.   FINANCIAL  INFORMATION

     Item  1.  Financial  Statements

               Consolidated Balance Sheets - March 31, 2001 (Unaudited) and December 31, 2000

               Consolidated Statements of Operations (Unaudited) - Three Months Ended March 31, 2001 and 2000

               Consolidated Statements of Cash Flows (Unaudited) - Three Months Ended March 31, 2001 and 2000

               Notes to Consolidated Financial Statements (Unaudited) - Three Months Ended March 31, 2001 and 2000

     Item 2.   Management's  Discussion  and  Analysis  or  Plan of Operation


PART  II.  OTHER  INFORMATION

     Item 2.   Changes  in  Securities  and  Use  of  Proceeds

     Item 6.   Exhibits  and  Reports  on  Form  8-K


SIGNATURES

                  GolfGear International, Inc. and Subsidiaries
                           Consolidated Balance Sheets


                                      March 31,     December 31,
                                         2001           2000
                                     ------------  --------------
                                     (Unaudited)
ASSETS

Current assets:
  Cash and cash equivalents          $    70,946   $      39,754
  Accounts receivable, net of
    allowance for doubtful
    accounts of $165,337 and
    $173,246 at March 31, 2001
    and December 31, 2000,
    respectively                         626,848         490,055
  Inventories
    Component parts                      508,224         571,615
    Finished goods                       396,681         384,361
  Prepaid expenses                        30,692          64,817
                                     ------------  --------------
Total current assets                   1,633,391       1,550,602
                                     ------------  --------------

Property and equipment                   478,902         476,942
Less accumulated depreciation
  and amortization                      (303,269)       (295,099)
                                     ------------  --------------
                                         175,633         181,843
                                     ------------  --------------
Other assets:
  Patents and trademarks, net
    of accumulated amortization
    of $161,693 and $156,645 at
    March 31, 2001 and December
    31, 2000, respectively               101,925         106,973
  Goodwill, net of accumulated
    amortization of $36,488 and
    $25,494 at March 31, 2001 and
    December 31, 2000, respectively      183,362         194,356
  Deposits and other                      39,647          17,106
                                     ------------  --------------
                                         324,934         318,435
                                     ------------  --------------
Total assets                         $ 2,133,958   $   2,050,880
                                     ============  ==============


                                   (continued)

                  GolfGear International, Inc. and Subsidiaries
                     Consolidated Balance Sheets (continued)


                                        March 31,     December 31,
                                           2001           2000
                                       ------------  --------------
                                       (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Bank credit line payable             $    64,945   $      66,127
  Notes payable to stockholders             59,666           9,655
  Notes payable                             74,468          34,468
  Accounts payable and accrued
    Expenses                             1,197,066       1,068,742
  Accrued product warranties                86,932          81,880
  Accrued interest payable                   8,480           2,737
                                       ------------  --------------
Total current liabilities                1,491,557       1,263,609
                                       ------------  --------------
Non-current liabilities:
  Note payable                              50,000          50,000
                                       ------------  --------------

Total liabilities                        1,541,557       1,313,609
                                       ------------  --------------
Stockholders' equity:
  Preferred stock, $0.001 par value;
    Authorized - 10,000,000 shares
    Series A Senior Convertible
    Preferred Stock:
    Issued and outstanding -
    236,679 shares and 233,228
    shares at March 31, 2001 and
    December 31, 2000, respectively
    (stated value - $9.50 per share)           237             233
  Common stock, $0.001 par value;
    Authorized - 50,000,000 shares
    Issued and outstanding -
    15,273,598 shares at March 31,
    2001 and December 31, 2000              15,274          15,274
Additional paid-in capital               8,782,662       8,728,436
Accumulated deficit                     (8,205,772)     (8,006,672)
                                       ------------  --------------
Total stockholders' equity                 592,401         737,271
                                       ------------  --------------
Total liabilities and
  stockholders' equity                 $ 2,133,958   $   2,050,880
                                       ============  ==============


          See accompanying notes to consolidated financial statements.

                  GolfGear International, Inc. and Subsidiaries
                Consolidated Statements of Operations (Unaudited)

                                          Three  Months  Ended
                                               March  31,
                                     ---------------------------
                                         2001            2000
                                     -----------     -----------

Sales                                $  571,046        $624,445

Cost of goods sold                      351,128         293,480
                                     -----------     -----------
Gross profit                            219,918         330,965
                                     -----------     -----------

Expenses:
  Selling and marketing                  84,613         180,025
  Tour and pro contracts                 29,908          10,231
  Provision for bad debts                 1,934          15,000
  General and administrative            238,735         312,151
  Depreciation and amortization          24,210          14,649
                                     -----------     -----------
Total expenses                          379,400         532,056
                                     -----------     -----------
Net loss from operations               (159,482)       (201,091)

Other income (expense):
  Interest income                           406           5,008
  Interest expense                       (7,244)         (3,492)
                                     -----------     -----------
Net loss                             $ (166,320)     $ (199,575)
                                     ===========     ===========

Net loss applicable to common
  stockholders:
  Net loss                           $ (166,320)     $ (199,575)
  Less dividends on Series A
    Senior Convertible
    Preferred Stock                     (32,780)        (30,701)
                                     -----------     -----------
Net loss applicable to common
  stockholders                       $ (199,100)     $ (230,276)
                                     ===========     ===========
Net loss per common share -
  Basic and diluted                  $    (0.01)     $    (0.02)
                                     ===========     ===========
Weighted average number of
  common shares outstanding -
  basic and diluted                  15,273,598      12,819,681
                                     ===========     ===========


          See accompanying notes to consolidated financial statements.

             GolfGear International, Inc. and Subsidiaries
           Consolidated Statements of Cash Flows (Unaudited)

                                          Three  Months  Ended
                                               March  31,
                                        ------------------------
                                           2001         2000
                                        -----------  -----------
Cash flows from operating activities:
  Net loss                              $ (166,320)  $ (199,575)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:
    Depreciation and amortization           24,210       14,649
    Provision for bad debts                  1,934       15,000
    Fair value of stock options and
      warrants issued to non-employees      21,450
    Changes in operating assets and
      liabilities:
      (Increase) decrease in:
        Accounts receivable               (138,727)    (406,722)
        Inventories                         51,071     (192,518)
        Prepaid expenses                    34,125        5,466
        Deposits                           (22,541)      10,625
      Increase (decrease) in:
        Accounts payable and
          accrued expenses                 157,671      144,042
        Accrued product warranties           5,052        3,663
        Accrued interest payable             5,743           16
        Accrued officer's compensation                    9,750
                                        -----------  -----------
Net cash used in operating activities      (26,332)    (595,604)
                                        -----------  -----------

Cash flows from investing activities:
  Purchase of property and equipment        (1,960)     (50,188)
                                        -----------  -----------
Net cash used in investing activities       (1,960)     (50,188)
                                        -----------  -----------


                                   (continued)

                  GolfGear International, Inc. and Subsidiaries
          Consolidated Statements of Cash Flows (Unaudited) (continued)

                                         Three  Months  Ended
                                              March  31,
                                        ------------------------
                                           2001         2000
                                        -----------  -----------
Cash flows from financing activities:
  Increase (decrease) in notes
    payable to stockholders             $   20,666   $   (2,000)
  Decrease in bank credit line              (1,182)      (1,045)
  Proceeds from short-term borrowings       40,000
  Repayments of short-term borrowings                    (8,582)
                                        -----------  -----------
Net cash provided by (used in)
  financing activities                      59,484      (11,627)
                                        -----------  -----------

Cash and cash equivalents:
  Net increase (decrease)                   31,192     (657,419)
  At beginning of period                    39,754      793,262
                                        -----------  -----------
  At end of period                      $   70,946   $  135,843
                                        ===========  ===========

          See accompanying notes to consolidated financial statements.

                  GolfGear International, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Unaudited)
                   Three Months Ended March 31, 2001 and 2000


1.  Organization  and  Basis  of  Presentation

Basis of Presentation - The consolidated financial statements include the operations of GolfGear International, Inc. and its wholly-owned subsidiaries (collectively, the "Company"). All significant intercompany transactions and balances have been eliminated in consolidation.

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

Comments - The interim consolidated financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at March 31, 2001, the results of operations for the three months ended March 31, 2001 and 2000, and the cash flows for the three months ended March 31, 2001 and 2000. The consolidated balance sheet as of December 31, 2000 is derived from the Company's audited financial statements.

Certain information and footnote disclosures normally included in financial statements that have been presented in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000, as filed with the Securities and Exchange Commission.

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

The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2001.

Going Concern - The consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the consolidated financial statements do not purport to represent the realizable or settlement values. The Company has suffered recurring operating losses and has experienced diminishing working capital liquidity. As a result of these factors, the Company's independent certified public accountants have expressed substantial doubt about the Company's ability to continue as a going concern. The Company believes that its efforts to reduce costs and operate more efficiently will generate improved cash flows, although there can be no assurances that such efforts will be successful. Furthermore, during the first few months of 2001 the Company experienced a significant decline in orders from its key retail customers that provided approximately one-half of the Company's total revenues in 2000. The Company is attempting to increase revenues through various means, including expanding brands and product offerings, new marketing programs, and possibly direct marketing to customers. Although the Company is attempting to replace such revenues, the Company expects that its revenues in 2001 will experience a significant decline, as a result of which the Company's liquidity and ability to continue to conduct operations will be impaired.

The Company will require additional capital fund operating requirements, as well as to fund expansion plans and possible acquisitions, mergers and joint ventures. The Company is exploring various alternatives to raise this required capital, but there can be no assurances that the Company will be successful in this regard. To the extent that the Company is unable to secure the capital necessary to fund its future cash requirements on a timely basis and/or under acceptable terms and conditions, the Company may not have sufficient cash resources to maintain operations. In such event, the Company may have to substantially reduce operations to a level consistent with its available working capital resources. The Company may also be required to consider a formal or informal restructuring or reorganization.

Loss Per Share - Basic earnings per share are calculated by dividing net loss applicable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that would occur if stock options and warrants were exercised. These potentially dilutive securities were anti-dilutive for all periods presented, and accordingly, basic and diluted earnings per share are the same for all periods presented. As of March 31, 2001, potentially dilutive securities consisted of outstanding stock options and warrants to acquire 2,622,789 shares and 1,532,004 shares of common stock, respectively, as well as 2,366,790 shares of common stock issuable upon the conversion of 236,679 shares of outstanding preferred stock.


2.  Stockholders'  Equity

For the three months ended March 3, 2001, 3,451 shares of Series A Senior Convertible Preferred Stock were issued as payment of dividends of $31,539. For the three months ended March 31, 2000, 3,232 shares of Series A Senior Convertible Preferred Stock were issued as payment of dividends of $30,701.

On September 5, 2000, the Company executed a services agreement with Travis Morgan Securities, Inc. to engage it as a financial advisor to the Company with respect to financial advisory, corporate finance and merger and acquisition matters for the twelve-month period commencing September 1, 2000. In connection with the services agreement, the Company issued warrants to Travis Morgan Securities, Inc. to purchase 390,000 shares of common stock exercisable at $0.35 per share for a period of five years. The warrants were determined to have a fair value pursuant to the Black-Scholes option pricing model of $85,800, which is being charged to operations over the twelve-month period commencing September 2000 and ending August 2001. During the three months ended March 31, 2001, the Company recognized $21,450 related to the services agreement, which was included in general and administrative expenses.

3.  Segment  and  Geographic  Information;  Major  Customers

The Company operates in one business segment. The Company sells to customers in the United States, the Far East and Europe.

During the three months ended March 31, 2001, sales to customers in the United States, the Far East and Europe were $318,903 (56%), $243,915 (43%) and $8,228
(1%), respectively. During the three months ended March 31, 2000, sales to customers in the United States and the Far East were $509,881 (82%) and $114,564 (18%), respectively.

During the three months ended March 31, 2001, one customer accounted for 43% of total sales. During the three months ended March 31, 2000, three customers accounted for approximately 27%, 11% and 13% of total sales, or an aggregate of approximately 51% of total sales.


4.  Related  Party  Transactions

During the three months ended March 31, 2001, the Company borrowed $20,666 from three stockholders and directors under one-year unsecured notes with interest at 9% per annum.

During the three months ended March 31, 2001, the Company reclassified $29,345 from accounts payable and accrued expenses to notes payable to shareholders.




ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

Cautionary  Statement  Pursuant  to  Safe  Harbor  Provisions  of  the  Private
Securities  Litigation  Reform  Act  of  1995:

This Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2001 contains "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, including statements that include the words "believes", "expects", "anticipates", or similar expressions. These forward-looking statements include, among others, statements concerning the Company's expectations regarding its working capital requirements, gross margin, results of operations, business, growth prospects, competition and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements included in this Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2001 involve known and unknown risks, uncertainties and other factors that could cause the actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein.

Overview:

The Company designs, develops and markets golf clubs and related golf products. The Company utilizes its proprietary forged face insert technology to offer a full line of golf equipment. The Company's patent portfolio with respect to insert technology is the largest and most comprehensive in the golf industry, with nine domestic and foreign patents issued related to forged face insert technology. These patents incorporate a wide variety of forged face insert materials, including titanium, beryllium copper, stainless steel, carbon steel, aluminum, and related alloys thereof, and include technology relating to varying the face thickness of the insert.

The Company operates in one business segment. The Company sells to customers in the United States, the Far East and Europe.

The golf club industry is highly seasonal, with most companies experiencing up to 60% of their annual sales between February and June, with an additional 20% of their annual sales occurring between October and December for the Christmas buying season.

During the three months ended March 31, 2001, sales to customers in the United States, the Far East and Europe were $318,903 (56%), $243,915 (43%) and $8,228
(1%), respectively. During the three months ended March 31, 2000, sales to customers in the United States and the Far East were $509,881 (82%) and $114,564 (18%), respectively.

During the three months ended March 31, 2001, one customer accounted for 43% of total sales. During the three months ended March 31, 2000, three customers accounted for approximately 27%, 11% and 13% of total sales, or an aggregate of approximately 51% of total sales.
Going  Concern:

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the consolidated financial statements do not purport to represent the realizable or settlement values. The Company has suffered recurring operating losses and has experienced diminishing working capital liquidity. As a result of these factors, the Company's independent certified public accountants have expressed substantial doubt about the Company's ability to continue as a going concern. The Company believes that its efforts to reduce costs and operate more efficiently will generate improved cash flows, although there can be no assurances that such efforts will be successful. Furthermore, during the first few months of 2001 the Company experienced a significant decline in orders from its key retail customers that provided approximately one-half of the Company's total revenues in 2000. The Company is attempting to increase revenues through various means, including expanding brands and product offerings, new marketing programs, and possibly direct marketing to customers. The Company has also implemented a program to reduce personnel and operating costs. Although the Company is attempting to replace such revenues, the Company expects that its will experience a significant decline in revenues in 2001, as a result of which the Company's liquidity and ability to conduct operations will be impaired.

The Company will require additional capital fund operating requirements, as well as to fund expansion plans and possible acquisitions, mergers and joint ventures. The Company is exploring various alternatives to raise this required capital, but there can be no assurances that the Company will be successful in this regard. To the extent that the Company is unable to secure the capital necessary to fund its future cash requirements on a timely basis and/or under acceptable terms and conditions, the Company may not have sufficient cash resources to maintain operations. In such event, the Company may have to substantially reduce operations to a level consistent with its available working capital resources. The Company may also be required to consider a formal or informal restructuring or reorganization.

Results  of  Operations:

Three  Months  Ended  March  31,  2001  and  2000  -

Sales. For the three months ended March 31, 2001, net sales decreased by $53,399 or 8.6% to $571,046, as compared to $624,445 for the three months ended March 31, 2000, as a result of reduced sales to the Company's major customers. The Company believes that sales to its major customers declined in 2001 as compared to 2000 in part as a result of a general slowdown in the economy and inclement weather in the early part of the season. The Company expects that this sales decline will continue for the near-term.

Gross Profit. For the three months ended March 31, 2001, gross profit decreased to $219,918, as compared to $330,965 for the three months ended March 31, 2000. As a percent of net sales, gross margin decreased to 38.5% in 2001 from 53.0% in 2000. Gross margin decreased in 2001 as compared to 2000 as a result of the decline in sales, which caused the Company to reduce the selling price of certain products in an attempt to stimulate sales.

Selling and Marketing. For the three months ended March 31, 2001, selling and marketing expenses decreased by $95,412 or 53.0% to $84,613 (14.8% of sales), as compared to $180,025 (28.8% of sales) for the three months ended March 31, 2000. The Company reduced various expenditures, including certain selling and marketing expenses, as a result of the decrease in operating cash flows.

Tour and pro contracts. For the three months ended March 31, 2001, tour and pro contracts were $29,908, as compared to $10,231 for the three months ended March 31, 2000.

Provision for Bad Debts. For the three months ended March 31, 2001, the provision for bad debts was $1,934, as compared to $15,000 for the three months ended March 31, 2000.

General and Administrative Expenses. For the three months ended March 31, 2001, general and administrative expenses decreased by $73,416 or 23.5% to $238,735, as compared to $312,151 for the three months ended March 31, 2000, as a result of recent cost reduction efforts implemented by the Company.

Depreciation and Amortization. For the three months ended March 31, 2001, depreciation and amortization was $24,210, as compared to $14,649 for the three months ended March 31, 2000, primarily as a result of fixed assets acquired during 2000 in conjunction with the relocation to a new office and warehouse facility in early 2000, and the amortization of goodwill related to the acquisitions of the Bel Air Golf Companies and Leading Edge in 2000.

Other Income (Expense). For the three months ended March 31, 2001, interest income was $406, as compared to interest income of $5,008 for the three months ended March 31, 2000. For the three months ended March 31, 2001, interest expense was $7,244, as compared to interest expense of $3,492 for the three months ended March 31, 2000.

Net Loss. For the three months ended March 31, 2001, net loss was $166,320, as compared to a net loss of $199,575 for the three months ended March 31, 2000.

Net Loss Applicable to Common Stockholders. During the three months ended March 31, 2001, the Company recorded preferred stock dividends of $32,780, which were reflected as a return to the preferred stockholder and as an increase in the loss to common stockholders. During the three months ended March 31, 2000, the Company recorded preferred stock dividends of $30,701, which were reflected as a return to the preferred stockholder and as an increase in the loss to common stockholders.

Liquidity  and  Capital  Resources  -  March  31,  2001:

The Company has financed its working capital requirements during the past few years principally from the private placement of its securities. Such funds have periodically been supplemented with short-term borrowings under the Company's bank line of credit and other private sources. The bank line of credit is unsecured, has a maximum borrowing level of $70,000, and is personally guaranteed by the President of the Company.

Operating Activities. The Company's operations utilized cash of $26,332 during the three months ended March 31, 2001, as compared to utilizing cash of $595,604 during the three months ended March 31, 2000. The decrease in cash utilized in operating activities in 2001 as compared to 2000 was primarily a result of a decrease in cash utilized for accounts receivables and inventories. At March 31, 2001, cash and cash equivalents had increased by $31,192, to $70,946, as compared to $39,754 at December 31, 2000. The Company had working capital of $141,834 at March 31, 2001, as compared to working capital of $286,993 at December 31, 2000, reflecting current ratios of 1.10:1 and 1.23:1 at March 31, 2001 and December 31, 2000, respectively.

Investing Activities. During the three months ended March 31, 2001 and 2000, net cash used in investing activities for the purchase of property and equipment was $1,960 and $50,188, respectively.

Financing Activities. During the three months ended March 31, 2001, the Company borrowed $20,666 under short-term notes from certain of its shareholders. During the three months ended March 31, 2000, the Company repaid $2,000 of short-term notes to its shareholders. During the three months ended March 31, 2001 and 2000, the Company reduced its bank line of credit by $1,182 and $1,045, respectively. During the three months ended March 31, 2001, the Company borrowed $40,000 under a short-term note from an related party. During the three months ended March 31, 2000, the Company repaid $8,582 of short-term notes to unrelated parties.

New  Accounting  Pronouncement:

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), which is effective for financial statements for all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. SFAS No. 133 also addresses the accounting for hedging activities. The Company adopted SFAS No. 133 effective January 1, 2001. The adoption of SFAS No. 133 did not have any impact on the Company's financial statement presentation or disclosures.

                           PART II.  OTHER INFORMATION


ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

(c)  Recent  sales  of  unregistered  securities

During the three months ended March 31, 2001, the Company did not issue any stock options or warrants to purchase common stock.

For the three months ended March 3, 2001, 3,451 shares of Series A Senior Convertible Preferred Stock were issued as payment of dividends of $31,539.

The shares of preferred stock were issued based on an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, based on the representations of the recipient.


ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

     (a)  Exhibits:  None

     (b)  Reports  on  Form  8-K  -  Three  Months  Ended  March  31,  2001:

          March 29, 2001 - The Company reported that Good Swartz Brown & Berns LLP, as the successor entity to Hollander, Lumer & Co. LLP, became the Company's new independent accountants.

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             GOLFGEAR  INTERNATIONAL,  INC.
                                             -----------------------------------
                                                      (Registrant)



Date:  May 18, 2001                       By:  /s/  DONALD  A.  ANDERSON
                                             -----------------------------------
                                             Donald  A.  Anderson
                                             President
                                             (Duly Authorized  Officer)



Date:  May 18, 2001                       By:  /s/  ROBERT  N.  WEINGARTEN
                                             -----------------------------------
                                             Robert  N.  Weingarten
                                             Chief  Financial  Officer
                                             (Principal  Financial
                                             Officer)