Form 10QSB
period 2001-06-30
GOLFGEAR
filed 2001-08-14
CIK 1053210

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For  the  Quarterly  Period  Ended  June  30,  2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For  the  transition  period  from  _________  to  _________

                        Commission File Number:  0-28007

                          GOLFGEAR INTERNATIONAL, INC.
     ---------------------------------------------------------------------------
     (Exact  name  of  small  business  issuer  as  specified  in  its  charter)

                Nevada                                   43-1627555
    -------------------------------                ----------------------
    (State or other jurisdiction of                  (I.R.S.  Employer
     incorporation or organization)                Identification Number)


                12771 Pala Drive, Garden Grove, California  92841
               --------------------------------------------------
                    (Address of principal executive offices)

                                (714)  899-4274
                           --------------------------
                           (Issuer's telephone number)

                                 Not applicable
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of June 30, 2001, the Company had 15,273,598 shares of common stock issued and outstanding.

Transitional  Small  Business  Disclosure  Format:  Yes  [ ]  No  [X]

Documents  incorporated  by  reference:  None.

                  GOLFGEAR INTERNATIONAL, INC. AND SUBSIDIARIES

                                      INDEX


PART  I.   FINANCIAL  INFORMATION

     Item  1.  Financial  Statements

               Consolidated Balance Sheets - June 30, 2001 (Unaudited) and December 31, 2000

               Consolidated  Statements  of  Operations  (Unaudited)  -  Three
               Months  and  Six  Months  Ended  June  30,  2001  and  2000

               Consolidated Statements of Cash Flows (Unaudited) - Six Months Ended June 30, 2001 and 2000

               Notes  to  Consolidated  Financial  Statements  (Unaudited)  -
               Three  Months  and  Six  Months  Ended  June  30,  2001  and 2000

     Item  2.  Management's  Discussion  and  Analysis  or  Plan of Operation


PART  II.  OTHER  INFORMATION

     Item  2.  Changes  in  Securities  and  Use  of  Proceeds

     Item  6.  Exhibits  and  Reports  on  Form  8-K


SIGNATURES

                  GOLFGEAR INTERNATIONAL, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                      June 30,    December 31,
                                        2001         2000
                                     -----------  ------------
                                     (Unaudited)

ASSETS

Current assets:
  Cash and cash equivalents          $    63,197  $     39,754
  Accounts receivable, net of
    allowance for doubtful
    accounts of $220,408 and
    $173,246 at June 30, 2001
    and December 31, 2000,
    respectively                         637,774       490,055
  Inventories                            593,854       955,976
  Prepaid expenses                        62,900        64,817
                                     -----------  ------------
Total current assets                   1,357,725     1,550,602
                                     -----------  ------------

Property and equipment, net of
  accumulated depreciation of
  $318,274 and $295,099 at
  June 30, 2001 and December
  31, 2000, respectively                 249,549       181,843
                                     -----------  ------------

Other assets:
  Patents and trademarks, net
    of accumulated amortization
    of $161,741 and $156,645 at
    June 30, 2001 and December
    31, 2000, respectively                96,878       106,973
  Goodwill, net of accumulated
    amortization of $47,480 and
    $25,494 at June 30, 2001 and
    December 31, 2000, respectively      172,370       194,356
  Deposits and other                       4,889        17,106
                                     -----------  ------------
                                         274,137       318,435
                                     -----------  ------------
Total assets                         $ 1,881,411  $  2,050,880
                                     ===========  ============


                                   (continued)

                GolfGear International, Inc. and Subsidiaries
                   Consolidated Balance Sheets (continued)

                                         June 30,     December 31,
                                          2001           2000
                                      -------------  --------------
                                       (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Bank credit line payable            $     64,945   $      66,127
  Notes payable to stockholders             65,666           9,655
  Notes payable                             74,468          34,468
  Accounts payable and accrued
    expenses                             1,120,998       1,068,742
  Accrued product warranties                92,088          81,880
  Accrued interest payable                   9,480           2,737
  Accrued officer's compensation            12,000
                                      -------------  --------------
Total current liabilities                1,439,645       1,263,609
                                      -------------  --------------
Non-current liabilities:
  Note payable                              50,000          50,000
                                      -------------  --------------

Total liabilities                        1,489,645       1,313,609
                                      -------------  --------------

Stockholders' equity:
  Preferred stock, $0.001 par value;
    Authorized - 10,000,000 shares
    Series A Senior Convertible
    Preferred Stock:
    Issued and outstanding -
    240,220 shares and 233,228
    shares at June 30, 2001 and
    December 31, 2000, respectively
    (stated value - $9.50 per share)           240             233
  Common stock, $0.001 par value;
    Authorized - 50,000,000 shares
    Issued and outstanding -
    15,273,598 shares at June 30,
    2001 and December 31, 2000              15,274          15,274
  Additional paid-in capital             8,837,744       8,728,436
  Accumulated deficit                   (8,461,492)     (8,006,672)
                                      -------------  --------------
Total stockholders' equity                 391,766         737,271
                                      -------------  --------------
Total liabilities and
  stockholders' equity                 $ 1,881,411   $   2,050,880
                                      =============  ==============


           See accompanying notes to consolidated financial statements.

                      GolfGear International, Inc. and Subsidiaries
                    Consolidated Statements of Operations (Unaudited)

                                          Three Months Ended
                                               June 30,
                                      --------------------------
                                          2001         2000
                                      -----------  -------------
Sales                                 $  740,480   $  1,434,980
Cost of goods sold                       365,511        713,602
                                      -----------  -------------
Gross profit                             374,969        721,378
                                      -----------  -------------

Expenses:
  Selling and marketing                  132,167        211,256
  Tour and pro contracts                  25,156         14,769
  Provision for bad debts                 57,777         47,829
  General and administrative             344,717        318,342
  Depreciation and amortization           31,046         21,002
                                      -----------  -------------
Total expenses                           590,863        613,198
                                      -----------  -------------
Net income (loss) from operations       (215,894)       108,180

Other income (expense):
  Interest income                            523          2,063
  Interest expense                        (6,715)        (6,596)
                                      -----------  -------------
Net income (loss)                     $ (222,086)  $    103,647
                                      ===========  =============

Net income (loss) applicable to
  common stockholders:
  Net income (loss)                   $ (222,086)  $    103,647
  Less dividends on Series A
    Senior Convertible
    Preferred Stock                      (33,634)       (31,538)
                                      -----------  -------------
Net income (loss) applicable
  to common stockholders              $ (255,720)  $     72,109
                                      ===========  =============
Net income (loss) per common
 share - basic and diluted            $    (0.02)  $       0.01
                                      ===========  =============
Weighted average number of
  common shares outstanding -

  Basic                                15,273,598    12,926,348
                                      ===========  =============
  Diluted                                      -     13,337,202
                                      ===========  =============


              See accompanying notes to consolidated financial statements.

                  GOLFGEAR INTERNATIONAL, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                          Six Months Ended
                                               June 30,
                                      --------------------------
                                         2001           2000
                                      -----------  -------------
Sales                                 $1,311,526   $  2,059,425
Cost of goods sold                       716,639      1,007,082
                                      -----------  -------------
Gross profit                             594,887      1,052,343
                                      -----------  -------------

Expenses:
  Selling and marketing                  216,780        391,281
  Tour and pro contracts                  55,064         25,000
  Provision for bad debts                 59,711         62,829
  General and administrative             583,452        630,493
  Depreciation and amortization           55,256         35,651
                                      -----------  -------------
Total expenses                           970,263      1,145,254
                                      -----------  -------------
Net loss from operations                (375,376)       (92,911)
                                      ===========  =============

Other income (expense):
  Interest income                            929          7,071
  Interest expense                       (13,959)       (10,088)
                                      -----------  -------------
Net loss                              $ (388,406)  $    (95,928)
                                      ===========  =============

Net loss applicable to common
  stockholders:
  Net loss                            $ (388,406)  $    (95,928)
  Less dividends on Series A
    Senior Convertible
    Preferred Stock                      (66,414)       (62,239)
                                      -----------  -------------
Net loss applicable to common
  stockholders                        $ (454,820)  $   (158,167)
                                      ===========  =============
Net loss per common share -
  basic and diluted                   $    (0.03)  $      (0.01)
                                      ===========  =============
Weighted average number of
  common shares outstanding -
  basic and diluted                    15,273,598     12,873,015
                                      ===========  =============


           See accompanying notes to consolidated financial statements.

                  GOLFGEAR INTERNATIONAL, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                             Six Months Ended
                                                  June 30,
                                        ---------------------------
                                            2001           2000
                                        ------------  -------------

Cash flows from operating activities:
  Net loss                              $  (388,406)  $    (95,928)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:
    Depreciation and amortization            55,256         35,651
    Provision for bad debts                  59,711         62,829
    Fair value of stock options and
      warrants issued to non-employees       46,065         46,150
    Changes in operating assets and
      liabilities:
      (Increase) decrease in:
        Accounts receivable                (207,430)      (511,768)
        Inventories                         362,122       (368,482)
        Prepaid expenses                      1,917        (25,698)
        Deposits and other                   12,217         10,995
      Increase (decrease) in:
        Accounts payable and
          accrued expenses                   78,437        144,754
        Accrued product warranties           10,208         10,677
        Accrued interest payable              6,743            525
        Accrued officer's compensation       12,000         19,500
                                        ------------  -------------
Net cash provided by (used in)
  operating activities                       48,840       (670,795)
                                        ------------  -------------

Cash flows from investing activities:
  Purchase of property and equipment        (90,881)       (96,324)
                                        ------------  -------------
Net cash used in investing activities       (90,881)       (96,324)
                                        ------------  -------------


                                   (CONTINUED)

                  GOLFGEAR INTERNATIONAL, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)

                                            Six Months Ended
                                               June 30,
                                        ----------------------
                                           2001        2000
                                        ----------  ----------

Cash flows from financing activities:
  Increase (decrease) in notes
    payable to stockholders             $  26,666   $  (2,372)
  Increase (decrease) in bank
    credit line                            (1,182)     36,821
  Proceeds (repayments) of short-term
    borrowings                             40,000     (28,163)
                                        ----------  ----------
Net cash provided by financing
  activities                               65,484       6,286
                                        ----------  ----------

Cash and cash equivalents:
  Net increase (decrease)                  23,443    (760,833)
  At beginning of period                   39,754     793,262
                                        ----------  ----------
  At end of period                      $  63,197   $  32,429
                                        ==========  ==========


            See accompanying notes to consolidated financial statements.

                  GolfGear International, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Unaudited)
            Three Months and Six Months Ended June 30, 2001 and 2000


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

Comments - The interim consolidated financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at June 30, 2001, the results of operations for the three months and six months ended June 30, 2001 and 2000, and the cash flows for the six months ended June 30, 2001 and 2000. The consolidated balance sheet as of December 31, 2000 is derived from the Company's audited financial statements.

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

The results of operations for the three months and six months ended June 30, 2001 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2001.

Going Concern - The consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the consolidated financial statements do not purport to represent the realizable or settlement values. The Company has suffered recurring operating losses and has experienced diminishing working capital liquidity. As a result of these factors, the Company's independent certified public accountants have expressed substantial doubt about the Company's ability to continue as a going concern. The Company believes that its efforts to reduce costs and operate more efficiently will generate improved cash flows, although there can be no assurances that such efforts will be successful. Furthermore, during the first half of 2001, the Company experienced a significant decline in orders from its key retail customers, in part as a result of a general slowdown in the economy and inclement weather in the early part of the season. These customers provided approximately one-half of the Company's total revenues in 2000. The Company is attempting to increase revenues through various means, including expanding brands and product offerings, new marketing programs, opening new accounts, and possibly direct marketing to customers. Although the Company is attempting to replace such revenues, the Company expects that its revenues in 2001 will experience a significant decline, as a result of which the Company's liquidity and ability to continue to conduct operations will be impaired.

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

Net Income (Loss) Per Common Share - Basic income (loss) per common share is calculated by dividing net income (loss) applicable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted income (loss) per common share reflects the potential dilution that would occur if all dilutive securities were included in the calculation. As of June 30, 2001, potentially dilutive securities consisted of outstanding stock options and warrants to acquire 2,622,789 shares and 1,532,004 shares of common stock, respectively, as well as 2,402,200 shares of common stock issuable upon the conversion of 240,220 shares of outstanding preferred stock.

2.  Stockholders'  Equity

For the three months ended June 30, 2001, 3,541 shares of Series A Senior Convertible Preferred Stock were issued as payment of dividends of $33,634. For the three months ended June 30, 2000, 3,320 shares of Series A Senior Convertible Preferred Stock were issued as payment of dividends of $31,538.

For the six months ended June 30, 2001, 6,992 shares of Series A Senior Convertible Preferred Stock were issued as payment of dividends of $66,414. For the six months ended June 30, 2000, 6,552 shares of Series A Senior Convertible Preferred Stock were issued as payment of dividends of $62,239. In accordance with an anti-dilution provision the company issued 3,170 shares of Series A Senior Convertible Preferred Stock.


3.  Segment  and  Geographic  Information;  Major  Customers

The Company operates in one business segment. The Company sells to customers in the United States, the Far East and Europe.

During the three months ended June 30, 2001, sales to customers in the United States, the Far East and Europe were $712,303 (96%), $0 (0%) and $28,177 (4%), respectively. During the three months ended June 30, 2000, sales to customers in the United States and the Far East were $963,331 (67%) and $471,649 (33%), respectively.

During the six months ended June 30, 2001, sales to customers in the United States, the Far East and Europe were $1,000,163 (76%),
$246,627 (19%) and $64,736 (5%), respectively. During the six months ended June 30, 2000, sales to customers in the United States and the Far East were $1,473,212 (72%) and $586,213 (28%), respectively.

During the three months ended June 30, 2001, four customers accounted for an aggregate of $282,836 or 38% of total sales, with $457,644 or 62% of total sales provided by other customers. During the three months ended June 30, 2000, three customers accounted for an aggregate of $703,884 or 53% of total sales, with $731,096 or 47% of total sales provided by other customers.

During the six months ended June 30, 2001, five customers accounted for an aggregate of $593,487 45% of total sales, with $718,039 or 55% of total sales provided by other customers. During the six months ended June 30, 2000, four customers accounted for an aggregate of $1,185,234 or 62% of total sales, with $874,191 or 38% of total sales provided by other customers.


4.  Related  Party  Transactions

During the three months ended June 30, 2001, the Company borrowed $6,000 from three directors/stockholders under one-year unsecured notes with interest at 9% per annum.

During the six months ended June 30, 2001, the Company borrowed $26,666 from three directors/stockholders under one-year unsecured notes with interest at 9% per annum.

During the six months ended June 30, 2001, the Company reclassified $29,345 from accounts payable and accrued expenses to notes payable to shareholders.

5.  Inventories

Inventories  consisted  of the following at June 30, 2001 and December 31, 2000:

                                      June 30,   December 31,
                                       2001         2000
                                    -----------  ------------
                                    (Unaudited)

     Component  parts               $   187,407  $    571,615
     Finished  goods                    406,447       384,361
                                    -----------  ------------
                                    $   593,854  $    955,976
                                    ===========  ============

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

Cautionary  Statement  Pursuant  to  Safe  Harbor  Provisions  of  the  Private
Securities  Litigation  Reform  Act  of  1995:

This Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2001 contains "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, including statements that include the words "believes", "expects", "anticipates", or similar expressions. These forward-looking statements include, among others, statements concerning the Company's expectations regarding its working capital requirements, gross margin, results of operations, business, growth prospects, competition and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements included in this Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2001 involve known and unknown risks, uncertainties and other factors that could cause the actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein.

Overview:

The Company designs, develops and markets golf clubs and related golf products. The Company utilizes its proprietary forged face insert technology to offer a full line of golf equipment. The Company's patent portfolio with respect to insert technology is the largest and most comprehensive in the golf industry, with nine domestic and foreign patents issued related to forged face insert technology. These patents incorporate a wide variety of forged face insert materials, including titanium, beryllium copper, stainless steel, carbon steel, aluminum, and related alloys thereof, and include technology relating to varying the face thickness of the insert. The Company is considering various responses to the recent introduction of potentially infringing products by the Company's competitors.

The Company operates in one business segment. The Company sells to customers in the United States, the Far East and Europe.

The golf club industry is highly seasonal, with most companies experiencing up to 60% of their annual sales between February and June, with an additional 20% of their annual sales occurring between October and December for the Christmas buying season.

During the three months ended June 30, 2001, sales to customers in the United States, the Far East and Europe were $712,303 (96%), $0 (0%) and $28,177 (4%), respectively. During the three months ended June 30, 2000, sales to customers in the United States and the Far East were $963,331 (67%) and $471,649 (33%), respectively.

During the six months ended June 30, 2001, sales to customers in the United States, the Far East and Europe were $1,000,163 (76%), $246,627 (19%) and $64,736 (5%), respectively. During the six months ended June 30, 2000, sales to customers in the United States and the Far East were $1,473,212 (72%) and $586,213 (28%), respectively.

During the three months ended June 30, 2001, four customers accounted for an aggregate of $282,836 or 38% of total sales, with $457,644 or 62% of total sales provided by other customers. During the three months ended June 30, 2000, three customers accounted for an aggregate of $703,884 or 53% of total sales, with $731,096 or 47% of total sales provided by other customers.

During the six months ended June 30, 2001, five customers accounted for an aggregate of $593,487 45% of total sales, with $718,039 or 55% of total sales provided by other customers. During the six months ended June 30, 2000, four customers accounted for an aggregate of $1,185,234 or 62% of total sales, with $874,191 or 38% of total sales provided by other customers.

Going  Concern:

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the consolidated financial statements do not purport to represent the realizable or settlement values. The Company has suffered recurring operating losses and has experienced diminishing working capital liquidity. As a result of these factors, the Company's independent certified public accountants have expressed substantial doubt about the Company's ability to continue as a going concern. The Company believes that its efforts to reduce costs and operate more efficiently will generate improved cash flows, although there can be no assurances that such efforts will be successful. Furthermore, during the first half of 2001, the Company experienced a significant decline in orders from its key retail customers, in part as a result of a general slowdown in the economy and inclement weather in the early part of the season. These customers provided approximately one-half of the Company's total revenues in 2000. The Company is attempting to increase revenues through various means, including expanding brands and product offerings, new marketing programs, opening new accounts, and possibly direct marketing to customers. The Company has also implemented a program to reduce personnel and operating costs. Although the Company is attempting to replace such revenues, the Company expects that its will experience a significant decline in revenues in 2001, as a result of which the Company's liquidity and ability to conduct operations will be impaired.

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

Results  of  Operations:

Three Months Ended June 30, 2001 and 2000:

Sales. For the three months ended June 30, 2001, net sales decreased by $694,500 or 48.4% to $740,480, as compared to $1,434,980 for the three months ended June 30, 2000, as a result of reduced sales to the Company's major customers. The Company believes that sales to its major customers declined in 2001 as compared to 2000 in part as a result of a general slowdown in the economy and inclement weather in the early part of the season. The Company expects that this sales decline will continue for the near-term.

Gross Profit. For the three months ended June 30, 2001, gross profit decreased to $374,969, as compared to $721,378 for the three months ended June 30, 2000. As a percent of net sales, gross margin increased to 50.6% in 2001 from 50.3% in 2000.

Selling and Marketing. For the three months ended June 30, 2001, selling and marketing expenses decreased by $79,089 or 37.0% to $132,167 as compared to $211,256. Although selling and marketing expenses increased as a percentage of sales to 17.8% in 2001 as compared to 14.7% 2000, selling and marketing expenses decreased on an absolute basis in 2001 as compared to 2000 as a result of the Company's continuing efforts to reduce various expenditures in 2001, including certain selling and marketing expenses, in response to a decrease in operating cash flows.

Tour and pro contracts. For the three months ended June 30, 2001, tour and pro contracts were $25,156, as compared to $14,769 for the three months ended June 30, 2000.

Provision for Bad Debts. For the three months ended June 30, 2001, the provision for bad debts was $57,777, as compared to $47,829 for the three months ended June 30, 2000.

General and Administrative Expenses. For the three months ended June 30, 2001, general and administrative expenses increased by $26,375 or 8.2% to $344,717, as compared to $318,342 for the three months ended June 30, 2000, primarily as a result of an increase in legal and accounting fees.

Depreciation and Amortization. For the three months ended June 30, 2001, depreciation and amortization was $31,046, as compared to $21,002 for the three months ended June 30, 2000, primarily as a result of fixed assets acquired during 2000 in conjunction with the relocation to a new office and warehouse facility in early 2000, and the amortization of goodwill related to the acquisitions of the Bel Air Golf Companies and Leading Edge in 2000.

Other Income (Expense). For the three months ended June 30, 2001, interest income was $523, as compared to interest income of $2,063 for the three months ended June 30, 2000. For the three months ended June 30, 2001, interest expense was $6,715, as compared to interest expense of $6,596 for the three months ended June 30, 2000.

Net Income (Loss). For the three months ended June 30, 2001, net loss was $222,086, as compared to net income of $103,647 for the three months ended June 30, 2000.

Net Income (Loss) Applicable to Common Stockholders. During the three months ended June 30, 2001, the Company recorded preferred stock dividends of $33,634, which were reflected as a return to the preferred stockholder and as an increase in the loss to common stockholders, resulting in net loss applicable to common stockholders of $255,720.

During the three months ended June 30, 2000, the Company recorded preferred stock dividends of $31,538, which were reflected as a return to the preferred stockholder and as a decrease in the income to common stockholders, resulting in net income applicable to common stockholders of $72,109.

Six Months Ended June 30, 2001 and 2000:

Sales. For the six months ended June 30, 2001, net sales decreased by $747,899 or 36.3% to $1,311,526, as compared to $2,059,425 for the six months ended June 30, 2000, as a result of reduced sales to the Company's major customers. The Company believes that sales to its major customers declined in 2001 as compared to 2000 in part as a result of a general slowdown in the economy and inclement weather in the early part of the season. The Company expects that this sales decline will continue for the near-term.

Gross Profit. For the six months ended June 30, 2001, gross profit decreased to $594,887, as compared to $1,052,343 for the six months ended June 30, 2000. As a percent of net sales, gross margin decreased to 45.3% in 2001 from 51.1% in 2000. Gross margin decreased in 2001 as compared to 2000 as a result of the Company reducing the selling price of certain products during the early part of 2001 in an attempt to stimulate sales.

Selling and Marketing. For the six months ended June 30, 2001, selling and marketing expenses decreased by $174,501 or 44.6% to $216,780 (16.5% of sales), as compared to $391,281 (19.0% of sales) for the six months ended June 30, 2000. The Company reduced various expenditures, including certain selling and marketing expenses in 2001, in response to a decrease in operating cash flows.

Tour and pro contracts. For the six months ended June 30, 2001, tour and pro contracts were $55,064, as compared to $25,000 for the six months ended June 30, 2000.

Provision for Bad Debts. For the six months ended June 30, 2001, the provision for bad debts was $59,711, as compared to $62,829 for the six months ended June 30, 2000.

General and Administrative Expenses. For the six months ended June 30, 2001, general and administrative expenses decreased by $47,041 or 7.5% to $583,452, as compared to $630,493 for the six months ended June 30, 2000.

Depreciation and Amortization. For the six months ended June 30, 2001, depreciation and amortization was $55,256, as compared to $35,651 for the six months ended June 30, 2000, primarily as a result of fixed assets acquired during 2000 in conjunction with the relocation to a new office and warehouse facility in early 2000, and the amortization of goodwill related to the acquisitions of the Bel Air Golf Companies and Leading Edge in 2000.

Other Income (Expense). For the six months ended June 30, 2001, interest income was $929, as compared to interest income of $7,071 for the six months ended June 30, 2000. For the six months ended June 30, 2001, interest expense was $13,959, as compared to interest expense of $10,088 for the six months ended June 30, 2000.

Net Loss. For the six months ended June 30, 2001, net loss was $388,406, as compared to net loss of $95,928 for the six months ended June 30, 2000.

Net Loss Applicable to Common Stockholders. During the six months ended June 30, 2001, the Company recorded preferred stock dividends of $66,414, which were reflected as a return to the preferred stockholder and as an increase in the loss to common stockholders, resulting in net loss applicable common stockholders of $454,820.

During the six months ended June 30, 2000, the Company recorded preferred stock dividends of $62,239, which were reflected as a return to the preferred stockholder and as an increase in the loss to common stockholders, resulting in net loss applicable to common stockholders of $158,167.

Liquidity and Capital Resources - June 30, 2001:

The Company has financed its operations during the past few years principally from the private placement of its securities. Such funds have periodically been supplemented with short-term borrowings under the Company's bank line of credit and other private sources. The bank line of credit is unsecured, has a maximum borrowing level of $70,000, and is personally guaranteed by the President of the Company. The Company currently relies primarily on operating cash flows to finance its operations.

Operating Activities. The Company's operations generated cash of $48,840 during the six months ended June 30, 2001, as compared to utilizing cash of $670,795 during the six months ended June 30, 2000. The decrease in cash utilized in operating activities in 2001 as compared to 2000 was primarily a result of a decrease in cash utilized for accounts receivables and inventories. At June 30, 2001, cash and cash equivalents had increased by $23,443, to $63,197, as compared to $39,754 at December 31, 2000. The Company had a working capital deficit of $81,920 at June 30, 2001, as compared to working capital of $286,993 at December 31, 2000, reflecting current ratios of 0.94:1 and 1.23:1 at June 30, 2001 and December 31, 2000, respectively.

Accounts receivable, net of allowance for doubtful accounts, increased by $147,719 or 30.1% during the six months ended June 30, 2001, from $490,055 at December 31, 2000 to $637,774 at June 30, 2001, reflecting a substantial amount of sales during the month of June 2001.

Inventories decreased by $362,122 or 37.9% during the six months ended June 30, 2001, from $955,976 at December 31, 2000 to $593,854 at June 30, 2001, as a
result of the Company's efforts to reduce inventory levels and product lines, as well as generate cash resources to support operations.

Investing Activities. During the six months ended June 31, 2001 and 2000, net cash used in investing activities for the purchase of property and equipment was $90,881 and $96,324, respectively.

Financing Activities. During the six months ended June 30, 2001, the Company borrowed $26,164 under short-term notes from certain of its directors/shareholders. During the six months ended June 30, 2000, the Company repaid $2,372 of short-term notes to its directors/shareholders. During the six months ended June 30, 2001 the Company reduced its bank line of credit by $1,182. During the six months ended June 30, 2000, the Company increased its bank line of credit by $36,821. During the six months ended June 30, 2001, the Company borrowed $40,000 under a short-term note. During the six months ended June 30, 2000, the Company repaid short-term borrowings of $28,163.

                           PART II.  OTHER INFORMATION


ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

(c)  Recent  sales  of  unregistered  securities

During the three months ended June 30, 2001, the Company did not issue any stock options or warrants to purchase common stock.

For the three months ended June 30, 2001, 3,541 shares of Series A Senior Convertible Preferred Stock were issued as payment of dividends of $33,634.

The shares of preferred stock were issued based on an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, based on the representations of the recipient.


ITEM 6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

     (a)  Exhibits:  None

     (b)  Reports  on  Form  8-K:

          Three  Months  Ended  June  30,  2001:  None

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     GOLFGEAR  INTERNATIONAL,  INC.
                                     ------------------------------
                                             (Registrant)



                                         /s/  DONALD A. ANDERSON
Date:  August  13,  2001            By:  __________________________
                                         Donald  A.  Anderson
                                         President
                                         (Duly Authorized Officer)



                                         /s/  DANIEL C. WRIGHT
Date:  August  13,  2001            By:  __________________________
                                         Daniel  C.  Wright
                                         Chief  Financial  Officer
                                         (Principal Financial
                                         Officer)