Form 10QSB
period 2001-09-30
GOLFGEAR
filed 2001-11-19
CIK 1053210

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For  the  Quarterly  Period  Ended  September  30,  2001

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of September 30, 2001, the Company had 15,539,154 shares of common stock issued and outstanding.

Transitional  Small  Business  Disclosure  Format:  Yes  [ ]  No  [X]

Documents  incorporated  by  reference:  None.

                  GOLFGEAR INTERNATIONAL, INC. AND SUBSIDIARIES

                                      INDEX


PART  I.  FINANCIAL  INFORMATION

     Item  1.  Financial  Statements

               Consolidated Balance Sheets - September 30, 2001 (Unaudited)and December 31, 2000

               Consolidated Statements of Operations (Unaudited) - Three Months and Nine Months Ended September 30, 2001 and 2000

               Consolidated Statements of Cash Flows (Unaudited) - Nine Months Ended September 30, 2001 and 2000

               Notes to Consolidated Financial Statements (Unaudited) - Three Months and Nine Months Ended September 30, 2001 and 2000

     Item  2.  Management's  Discussion  and  Analysis  or  Plan of Operation


PART  II. OTHER  INFORMATION

     Item  2.  Changes  in  Securities  and  Use  of  Proceeds

     Item  6.  Exhibits  and  Reports  on  Form  8-K


SIGNATURES

                  GolfGear International, Inc. and Subsidiaries
                           Consolidated Balance Sheets


                                     September 30,   December 31,
                                         2001            2000
                                    --------------  ------------
                                      (Unaudited)
ASSETS

Current assets:
  Cash and cash equivalents             $   26,445    $   39,754
  Accounts receivable, net of
    allowance for doubtful
    accounts of $310,642 and
    $173,246 at September 30,
    2001 and December 31, 2000,
    respectively                           293,312       490,055
  Inventories                              813,133       955,976
  Prepaid expenses                          30,655        64,817
                                    --------------  ------------
Total current assets                     1,163,545     1,550,602
                                    --------------  ------------

Property and equipment, net of
  accumulated depreciation of
  $329,897 and $295,099 at
  September 30, 2001 and December
  31, 2000, respectively                   237,898       181,843
                                    --------------  ------------

Other assets:
  Patents and trademarks, net
    of accumulated amortization
    of $166,740 and $156,645 at
    September 30, 2001 and December
    31, 2000, respectively                  91,830       106,973
  Goodwill, net of accumulated
    amortization of $58,472 and
    $25,494 at September 30, 2001
    and December 31, 2000,
    respectively                           160,125       194,356
  Deposits and other                        38,983        17,106
                                    --------------  ------------
                                           290,938       318,435
                                    --------------  ------------
Total assets                         $   1,692,381    $2,050,880
                                    ==============   ============


                                        3
                                  (continued)

                  GolfGear International, Inc. and Subsidiaries
                     Consolidated Balance Sheets (continued)

                                     September 30,  December 31,
                                         2001           2000
                                    --------------  ------------
                                      (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Bank credit line                        $59,907       $66,127
  Notes payable to stockholders            67,804         9,655
  Notes payable                            63,468        34,468
  Accounts payable and accrued
    expenses                            1,274,617     1,068,742
  Accrued product warranties               94,876        81,880
  Accrued interest payable                 10,480         2,737
  Accrued officer's compensation           24,000
                                    --------------  ------------
Total current liabilities               1,595,152     1,263,609
                                    --------------  ------------
Non-current liabilities:
  Note payable                             50,000        50,000
                                    --------------  ------------

Total liabilities                       1,645,152     1,313,609
                                    --------------  ------------

Stockholders' equity:
  Preferred stock, $0.001 par value;
    Authorized - 10,000,000 shares
    Series A Senior Convertible
    Preferred Stock:
    Issued and outstanding -
    243,853 shares and 233,228
    shares at September 30, 2001 and
    December 31, 2000, respectively
    (stated value - $9.50 per share)          244           233
  Common stock, $0.001 par value;
    Authorized - 50,000,000 shares
    Issued and outstanding -
    15,539,154 shares and 15,273,598
    at September 30,  2001 and
    December 31, 2000, respectively        15,539        15,274
  Additional paid-in capital            8,893,418     8,728,436
  Accumulated deficit                  (8,861,972)   (8,006,672)
                                    --------------  ------------
Total stockholders' equity                 47,229       737,271
                                    --------------  ------------
Total liabilities and
  stockholders' equity                 $1,692,381    $2,050,880
                                    ==============  ============

  See accompanying notes to consolidated financial statements.

                  GolfGear International, Inc. and Subsidiaries
                Consolidated Statements of Operations (Unaudited)


                                           Three Months Ended
                                             September 30,
                                       -------------------------
                                          2001           2000
                                       ----------    -----------
Sales                                   $417,362       $573,702
Cost of goods sold                       253,697        376,264
                                       ----------    -----------
Gross profit                             163,665        197,438
                                       ----------    -----------

Costs and expenses:
  Selling and marketing                   67,948        139,825
  Tour and pro contracts                  31,848         15,369
  Provision for bad debts                 90,234          7,341
  General and administrative             314,507        375,075
  Depreciation and amortization           27,664         29,990
                                       ----------    -----------
Total expenses                           532,201        567,600
                                       ----------    -----------
Loss from operations                    (368,536)      (370,162)

Other income (expense):
  Interest income                                           447
  Interest expense                         1,308         (5,274)
  Loss on disposition of assets                          (7,439)
                                       ----------    -----------
Net loss                               $(367,228)     $(382,428)
                                       ==========    ===========

Net loss applicable to
  common stockholders:
  Net loss                             $(367,228)     $(382,428)
  Less dividends on Series A
    Senior Convertible
    Preferred Stock                      (34,494)       (32,431)
                                       ----------    -----------
Net loss applicable to
  common stockholders                  $(401,722)     $(414,859)
                                      ===========    ===========

Net loss per common
  share - basic and diluted               $(0.03)        $(0.03)
                                      ===========    ===========

Weighted average number of
  common shares outstanding -
  basic and diluted                   15,539,154     13,225,515
                                      ===========    ===========


  See accompanying notes to consolidated financial statements.

                  GolfGear International, Inc. and Subsidiaries
                Consolidated Statements of Operations (Unaudited)

                                           Nine Months Ended
                                            September 30,
                                    ----------------------------
                                        2001            2000
                                    -----------      -----------
Sales                                $1,728,887       $2,633,127
Cost of goods sold                      970,336        1,383,346
                                    -----------      ------------
Gross profit                            758,551        1,249,781
                                    -----------      ------------

Costs and expenses:
  Selling and marketing                 284,728          531,105
  Tour and pro contracts                 86,911           40,369
  Provision for bad debts               149,945           70,170
  General and administrative            897,960        1,005,567
  Depreciation and amortization          82,919           65,641
                                    -----------      ------------
Total expenses                        1,502,463        1,712,852
                                    -----------      ------------
Loss from operations                   (743,912)        (463,071)

Other income (expense):
  Interest income                           930            7,518
  Interest expense                      (12,651)         (15,362)
Loss on disposition of assets                             (7,439)
Net loss                             $ (755,633)       $(478,354)
                                     ===========       ==========

Net loss applicable to common
  stockholders:
  Net loss                           $ (755,633)       $(478,354)
  Less dividends on Series A
    Senior Convertible
    Preferred Stock                     (99,667)         (94,670)
                                    -----------      ------------
Net loss applicable to common
  stockholders                       $ (855,300)       $(573,024)
Net loss per common share -
  basic and diluted                     $ (0.06)          $(0.04)
                                     ===========       ==========
Weighted average number of
  common shares outstanding -
  basic and diluted                   15,315,080       12,990,515
                                     ===========       ==========

   See accompanying notes to consolidated financial statements.

                  GolfGear International, Inc. and Subsidiaries
                Consolidated Statements of Cash Flows (Unaudited)


                                           Nine  Months  Ended
                                              September  30,
                                       --------------------------
                                            2001          2000
                                       -------------  -----------
Cash flows from operating activities:
  Net loss                              $  (755,633)   $(478,354)
  Adjustments to reconcile net loss
    to net cash provide by and (used
    in) operating activities:
    Depreciation and amortization            82,919        65,641
    Provision for bad debts                 149,945        70,170
    Loss on disposition of assets                           7,439
    Common stock issued for services                       46,151
    Fair value of stock options and
      warrants issued to non-employees       66,872         7,150
    Changes in operating assets and
      liabilities:
      (Increase) decrease in:
        Accounts receivable                  46,799     (146,419)
        Inventories                         142,843     (534,270)
        Prepaid expenses                     34,162       (4,367)
        Deposits and other                 (21,877)        11,412
      Increase (decrease) in:
        Accounts payable and
          accrued expenses                  237,357       274,977
        Accrued product warranties           12,996        21,616
        Accrued interest payable              7,743         (869)
        Accrued officer's compensation       24,000        29,250
                                       -------------  -----------
Net cash provided by and (used in)           28,126     (630,473)
 operating activities                  -------------  -----------

Cash flows from investing activities:
  Purchase of property and equipment       (90,881)     (106,585)
                                       -------------  -----------
Net cash used in investing activities      (90,881)     (106,585)
                                       -------------  -----------


                                   (continued)

                  GolfGear International, Inc. and Subsidiaries
          Consolidated Statements of Cash Flows (Unaudited) (continued)


                                           Nine Months Ended
                                             September 30,
                                      --------------------------
                                         2001             2000
                                      ---------        ---------

Cash flows from financing activities:
  Increase (decrease) in notes
    payable to stockholders             $26,666         $(13,304)
  Increase in bank credit line           29,000           35,107
  Repayments of short-term
    borrowings                          (6,220)          (36,163)
                                      ----------     ------------
Net cash provided by (used in)
  financing activities                   49,446          (14,360)
                                      ----------     ------------

Cash and cash equivalents:
  Net decrease                          (13,309)        (751,418)
  At beginning of period                 39,754          793,262
                                      ----------     ------------
  At end of period                      $26,445          $41,844
                                      ==========     ============

   See accompanying notes to consolidated financial statements.

                  GolfGear International, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Unaudited)
         Three Months and Nine Months Ended September 30, 2001 and 2000


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

Comments - The interim consolidated financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at September 30, 2001, the results of operations for the three months and nine months ended September 30, 2001 and 2000, and the cash flows for the nine months ended September 30, 2001 and 2000. The consolidated balance sheet as of December 31, 2000 is derived from the Company's audited financial statements.

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

The results of operations for the three months and nine months ended September 30, 2001 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2001.

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

The Company has attempted to reduce costs through various means, including reducing certain marketing and administrative costs and laying off personnel. The Company believes that its efforts to reduce costs and operate more efficiently will generate improved cash flows, although there can be no assurances that such efforts will be successful. Furthermore, during the nine months ended September 30, 2001, the Company experienced a significant decline in orders from its key retail customers, in part as a result of a general slowdown in the economy and inclement weather in the early part of the season. These customers provided approximately one-half of the Company's total revenues in 2000. The Company is attempting to increase revenues through various means, including expanding brands, commencing new marketing programs, opening new accounts, and adding overseas distributors. Although the Company is attempting to replace such revenues, the Company expects that its revenues in 2001 will be significantly less than in 2000, as a result of which the Company's liquidity and ability to continue to conduct operations will be impaired.

The Company will require additional capital in the near-term to fund its operating requirements. The Company is exploring various alternatives to raise this required capital, but there can be no assurances that the Company will be successful in this regard. To the extent that the Company is unable to secure the capital necessary to fund its future cash requirements on a timely basis and/or under acceptable terms and conditions, the Company may not have sufficient cash resources to continue to conduct operations. In such event, the Company may have to substantially reduce or cease operations, and may also consider a formal or informal restructuring or reorganization.

Net Loss Per Common Share - Basic loss per common share is calculated by dividing net loss applicable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflects the potential dilution that would occur if all dilutive securities were included in the calculation. As of September 30, 2001, potentially dilutive securities consisted of outstanding stock options and warrants to acquire 2,172,789 shares and 1,422,004 shares of common stock, respectively, as well as 2,437,176 shares of common stock issuable upon the conversion of 243,853 shares of outstanding preferred stock.



2.  Stockholders'  Equity

For the three months ended September 30, 2001, 3,633 shares of Series A Senior Convertible Preferred Stock were issued as payment of dividends of $34,494. For the three months ended September 30, 2000, 3,414 shares of Series A Senior Convertible Preferred Stock were issued as payment of dividends of $32,431.

For the nine months ended September 30, 2001, 10,625 shares of Series A Senior Convertible Preferred Stock were issued as payment of dividends of $99,667. For the nine months ended September 30, 2000, 9,966 shares of Series A Senior Convertible Preferred Stock were issued as payment of dividends of $94,670. In accordance with an anti-dilution provision of the Series A Senior Convertible Preferred Stock, the Company issued 3,170 shares of Series A Senior Convertible Preferred Stock during the nine months ended September 30, 2001.


3.    Segment  and  Geographic  Information;  Major  Customers

The Company operates in one business segment. The Company sells to customers in the United States, the Far East and Europe.

During the three months ended September 30, 2001, sales to customers in the United States, the Far East and Europe were $360,331 (87%), $30,237 (7%) and $26,794 (6%), respectively. During the three months ended September 30, 2000, sales to customers in the United States and the Far East were $550,002 (96%) and $23,700 (4%), respectively.

During the nine months ended September 30, 2001, sales to customers in the United States, the Far East and Europe were $1,360,493 (79%), $276,864 (16%) and $91,530 (5%), respectively. During the nine months ended September 30, 2000, sales to customers in the United States and the Far East were $2,023,214 (77%) and $609,913 (23%), respectively.

During the three months ended September 30, 2001, four customers accounted for an aggregate of $149,413 or 53% of total sales, with $132,881 or 47% of total sales provided by other customers. During the three months ended September 30, 2000, two customers accounted for an aggregate of $160,637 or 28% of total sales, with $413,065 or 72% of total sales provided by other customers.


During the nine months ended September 30, 2001, seven customers accounted for an aggregate of $779,449 or 45% of total sales, with $949,439 or 55% of total sales provided by other customers. During the nine months ended September 30, 2000, three customers accounted for an aggregate of $1,632,539 or 62% of total sales, with $1,000,588 or 38% of total sales provided by other customers.


4.   Related  Party  Transactions

During the nine months ended September 30, 2001, the Company borrowed $26,666 from three directors/stockholders under one-year unsecured notes with interest at 9% per annum.

During the nine months ended September 30, 2001, the Company reclassified $29,345 from accounts payable and accrued expenses to notes payable to shareholders.


5.   Inventories

Inventories consisted of the following at September 30, 2001 and December 31, 2000:

                                 September 30,   December 31,
                                     2001           2000
                                 -------------  ------------
                                  (Unaudited)
Component parts                       $406,365      $571,615
Finished goods                         406,768       384,361
                                 -------------  ------------
                                      $813,133      $955,976
                                 =============  ============


6.  Subsequent Events

The Company's Series A Senior Convertible Preferred Stock is solely owned by M.C. Corporation. As of September 30, 2001, 243,853 shares of Series A Senior Convertible Preferred Stock were issued and outstanding.
The Series A Senior Convertible Preferred Stock automatically converts into common stock on October 29, 2001. On November 8, 2001, M.C. Corporation advised the Company that it believed that a reset provision in the underlying preferred stock documentation had been triggered, thus causing the conversion rate of the preferred stock to be adjusted. Accordingly, M.C. Corporation has requested that that the Company issue 8,953,019 shares of common stock upon the conversion of the 245,030 shares of Series A Senior Convertible Preferred Stock that it owned on October 29, 2001. However, the Company disagrees with M.C. Corporation's interpretation of the reset provision and believes that 2,450,300 shares of common stock are issuable upon the conversion of the 245,030 shares of Series A Senior Convertible Preferred Stock. The Company intends to evaluate the underlying facts of this situation and prepare a response to M.C. Corporation's assertion.

M.C. Corporation is also the Company's exclusive distributor for the Company's products in Japan pursuant to a Distribution Agreement dated September 1, 1999. The Distribution Agreement specifies annual purchases of not less than $500,000 for year one (2000) and $1,000,000 for year two (2001), with a minimum purchase guarantee after year one of $750,000. In addition, there is a one-time grace period for the minimum purchase guarantee for one year after year two. Purchases by M.C. Corporation were $384,000 for 2000 and $243,000 for the nine months ended September 30, 2001. The Company is evaluating M.C. Corporation's performance to date under the Distribution Agreement, and intends to commence negotiations with M.C. Corporation regarding the status of the Distribution Agreement.




ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

This Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2001 contains "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, including statements that include the words "believes", "expects", "anticipates", or similar expressions. These forward-looking statements include, among others, statements concerning the Company's expectations regarding its working capital requirements, gross margin, results of operations, business, growth prospects, competition and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements included in this Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2001 involve known and unknown risks, uncertainties and other factors that could cause the actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein.

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

During the three months ended September 30, 2001, sales to customers in the United States, the Far East and Europe were $360,331 (87%), $30,237 (7%) and $26,794 (6%), respectively. During the three months ended September 30, 2000, sales to customers in the United States and the Far East were $550,002 (96%) and $23,700 (4%), respectively.

During the nine months ended September 30, 2001, sales to customers in the United States, the Far East and Europe were $1,360,493 (79%),
$276,864 (16%) and $91,530 (5%), respectively. During the nine months ended September 30, 2000, sales to customers in the United States and the Far East were $2,023,214 (77%) and $609,913 (23%), respectively.

During the three months ended September 30, 2001, four customers accounted for an aggregate of $149,413 or 53% of total sales, with $132,881 or 47% of total sales provided by other customers. During the three months ended September 30, 2000, three customers accounted for an aggregate of $160,637 or 28% of total sales, with $413,065 or 72% of total sales provided by other customers.

During the nine months ended September 30, 2001, five customers accounted for an aggregate of $779,449 or 45% of total sales, with $949,439 or 55% of total sales provided by other customers. During the nine months ended September 30, 2000, four customers accounted for an aggregate of $1,632,539 or 62% of total sales, with $1,000,588 or 38% of total sales provided by other customers.

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

The Company has attempted to reduce costs through various means, including reducing certain marketing and administrative costs and laying off personnel. The Company believes that its efforts to reduce costs and operate more efficiently will generate improved cash flows, although there can be no assurances that such efforts will be successful. Furthermore, during the nine months ended September 30, 2001, the Company experienced a significant decline in orders from its key retail customers, in part as a result of a general slowdown in the economy and inclement weather in the early part of the season. These customers provided approximately one-half of the Company's total revenues in 2000. The Company is attempting to increase revenues through various means, including expanding brands, commencing new marketing programs, opening new accounts, and adding new overseas distributors. Although the Company is attempting to replace such revenues, the Company expects that its revenues in 2001 will be significantly less than in 2000, as a result of which the Company's liquidity and ability to continue to conduct operations will be impaired.

The Company will require additional capital in the near-term to fund its operating requirements. The Company is exploring various alternatives to raise this required capital, but there can be no assurances that the Company will be successful in this regard. To the extent that the Company is unable to secure the capital necessary to fund its future cash requirements on a timely basis and/or under acceptable terms and conditions, the Company may not have sufficient cash resources to continue to conduct operations. In such event, the Company may have to substantially reduce or cease operations, and may also consider a formal or informal restructuring or reorganization.

Results of Operations:

Three Months Ended September 30, 2001 and 2000:

Sales. For the three months ended September 30, 2001, net sales decreased by $156,340 or 27.3% to $417,362, as compared to $573,702 for the three months ended September 30, 2000, as a result of reduced sales to the Company's major customers. The Company believes that sales to its major customers declined in 2001 as compared to 2000 in part as a result of a general slowdown in the economy and inclement weather in the early part of the season. The Company expects that this sales decline will continue for the near-term.

Gross Profit. For the three months ended September 30, 2001, gross profit decreased to $163,665, as compared to $197,438 for the three months ended September 30, 2000, as a result of reduced sales. As a percent of net sales, gross margin increased to 39.2% in 2001 from 34.4% in 2000, as a result of a shift to higher margin products.

Selling and Marketing. For the three months ended September 30, 2001, selling and marketing expenses decreased by $71,877 or 51.4% to $67,948, as compared to $139,825 for the three months ended September 30, 2000. Selling and marketing expenses decreased in 2001 as compared to 2000 as a result of the Company's continuing efforts to reduce various expenditures in 2001, including certain selling and marketing expenses, in response to a decrease in operating cash flows.

Tour and pro contracts. For the three months ended September 30, 2001, tour and pro contracts were $31,848, as compared to $15,369 for the three months ended September 30, 2000.

Provision for Bad Debts. For the three months ended September 30, 2001, the provision for bad debts was $90,234, as compared to $7,341 for the three months ended September 30, 2000. The increase of $82,893 is primarily the result of one of the Company's largest customers discontinuing its business operations.

General and Administrative Expenses. For the three months ended September 30, 2001, general and administrative expenses decreased by $60,568 or 16.1% to $314,507, as compared to $375,075 for the three months ended September 30, 2000, primarily as a result of the Company's cost reduction efforts.

Depreciation and Amortization. For the three months ended September 30, 2001, depreciation and amortization was $27,664, as compared to $29,990 for the three months ended September 30, 2000

Net Loss. For the three months ended September 30, 2001, net loss was $367,228, as compared to net loss of $382,428 for the three months ended September 30, 2000.

Net Loss Applicable to Common Stockholders. During the three months ended September 30, 2001, the Company recorded preferred stock dividends of $34,494, which were reflected as a return to the preferred stockholder and as an increase in the loss to common stockholders, resulting in net loss applicable to common stockholders of $401,722.

During the three months ended September 30, 2000, the Company recorded preferred stock dividends of $32,431, which were reflected as a return to the preferred stockholder and as an increase in the loss to common stockholders, resulting in net loss applicable to common stockholders of $414,859.

Nine Months Ended September 30, 2001 and 2000:

Sales. For the nine months ended September 30, 2001, net sales decreased by $904,240 or 34.3% to $1,728,887, as compared to $2,633,127 for the nine months ended September 30, 2000, as a result of reduced sales to the Company's major customers. The Company believes that sales to its major customers declined in 2001 as compared to 2000 in part as a result of a general slowdown in the economy and inclement weather in the early part of the season. The Company expects that this sales decline will continue for the near-term.

Gross Profit. For the nine months ended September 30, 2001, gross profit decreased to $758,551, as compared to $1,249,781 for the nine months ended September 30, 2000, as a result of reduced sales. As a percent of net sales, gross margin decreased to 43.9% in 2001 from 47.5% in 2000. Gross margin decreased in 2001 as compared to 2000 as a result of the Company reducing the selling price of certain products during the early part of 2001 in an attempt to stimulate sales.

Selling and Marketing. For the nine months ended September 30, 2001, selling and marketing expenses decreased by $246,377 or 46.4% to $284,728, as compared to $531,105 for the nine months ended September 30, 2000. Selling and marketing expenses decreased in 2001 as compared to 2000 as a result of the Company's continuing efforts to reduce various expenditures in 2001, including certain selling and marketing expenses, in response to a decrease in operating cash flows.

Tour and pro contracts. For the nine months ended September 30, 2001, tour and pro contracts were $86,911, as compared to $40,369 for the nine months ended September 30, 2000.

Provision for Bad Debts. For the nine months ended September 30, 2001, the provision for bad debts was $149,945, as compared to $70,170 for the nine months ended September 30, 2000. The increase of $79,775 is primarily the result of one of the Company's largest customers discontinuing its business operations.

General and Administrative Expenses. For the nine months ended September 30, 2001, general and administrative expenses decreased by $107,607 or 10.7% to $897,960, as compared to $1,005,567 for the nine months ended September 30, 2000, primarily as a result of the Company's cost reduction efforts.

Depreciation and Amortization. For the nine months ended September 30, 2001, depreciation and amortization was $82,919, as compared to $65,641 for the nine months ended September 30, 2000.

Net Loss. For the nine months ended September 30, 2001, net loss was $755,633, as compared to net loss of $478,354 for the nine months ended September 30, 2000.

Net Loss Applicable to Common Stockholders. During the nine months ended September 30, 2001, the Company recorded preferred stock dividends of $99,667, which were reflected as a return to the preferred stockholder and as an increase in the loss to common stockholders, resulting in net loss applicable common stockholders of $855,300.

During the nine months ended September 30, 2000, the Company recorded preferred stock dividends of $94,670, which were reflected as a return to the preferred stockholder and as an increase in the loss to common stockholders, resulting in net loss applicable to common stockholders of $573,024.

Liquidity and Capital Resources - September 30, 2001:

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

Operating Activities. The Company's operations generated cash of $28,126 during the nine months ended September 30, 2001, as compared to utilizing cash of $630,473 during the nine months ended September 30, 2000. The decrease in cash utilized in operating activities in 2001 as compared to 2000 was primarily a result of a decrease in cash utilized for accounts receivables and inventories. At September 30, 2001, cash and cash equivalents had decreased by $13,309, to $26,445, as compared to $39,754 at December 31, 2000. The Company had a working capital deficit of $431,607 at September 30, 2001, as compared to working capital of $286,993 at December 31, 2000, reflecting current ratios of 0.73:1 and 1.23:1 at September 30, 2001 and December 31, 2000, respectively.

Accounts receivable, net of allowance for doubtful accounts, decreased by $196,743 or 40.1% during the nine months ended September 30, 2001, from $490,055 at December 31, 2000 to $293,312 at September 30, 2001, reflecting the decline in sales.

Inventories decreased by $142,843 or 14.9% during the nine months ended September 30, 2001, from $955,976 at December 31, 2000 to $813,133 at September 30, 2001, as a result of the Company's efforts to reduce inventory levels and product lines, as well as generate cash resources to support operations.

Investing Activities. During the nine months ended September 30, 2001 and 2000, net cash used in investing activities for the purchase of property and equipment was $90,881 and $106,585, respectively.

Financing Activities. During the nine months ended September 30, 2001, the Company borrowed $26,666 under short-term notes from certain of its directors/shareholders. During the nine months ended September 30, 2000, the Company repaid $13,304 of short-term notes to its directors/shareholders. During the nine months ended September 30, 2001 and 2000, the Company increased its borrowings under its bank credit line by $29,000 and $35,107, respectively. During the nine months ended September 30, 2001 and 2000, the Company reduced short-term borrowings by $6,220 and $36,163, respectively.

                           PART II.  OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(c)  Recent sales of unregistered securities

During the three months ended September 30, 2001, the Company did not issue any stock options or warrants to purchase common stock.

For the three months ended September 30, 2001, 3,633 shares of Series A Senior Convertible Preferred Stock were issued as payment of dividends of $34,494.

The shares of preferred stock were issued based on an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, based on the representations of the recipient.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits:  None

(b)     Reports on Form 8-K:

        Three Months Ended September 30, 2001:  None

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


                                     GOLFGEAR INTERNATIONAL, INC.
                                     ----------------------------
                                             (Registrant)


Date:  November 16, 2001             By:  /s/ DONALD A. ANDERSON
                                        ----------------------------
                                        Donald A. Anderson
                                        President
                                        (Duly Authorized Officer)



Date:  November 16, 2001             By:  /s/ DANIEL C. WRIGHT
                                        ----------------------------
                                        Daniel C. Wright
                                        Chief Financial Officer
                                        (Principal Financial Officer)