Form 10KSB
period 2001-12-31
GOLFGEAR
filed 2002-04-23
CIK 1053210

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the fiscal year ended December 31, 2001

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the transition period from ___________ to ____________

                         Commission file number: 0-28007

                          GOLFGEAR  INTERNATIONAL, INC.
          ------------------------------------------------------------
              (Exact name of small business issuer in its charter)

               NEVADA                                  43-1627555
----------------------------------------  ---------------------------------
     (State or other jurisdiction                  (I.R.S. Employer
   of incorporation or organization)            Identification  Number)

             5285 Industrial Way, Huntington Beach, California 92647
      ---------------------------------------------------------------------
           (Address of principal executive offices, including zip code)

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

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The issuer's revenues for the fiscal year ended December 31, 2001 were $2,143,371.

     The aggregate market value of the issuer's common stock held by non-affiliates of the Company as of April 8, 2002, was $2,234,803.

     As of April 8, 2002, the issuer had 32,989,454 shares of common stock issued and outstanding.

     Transitional  Small  Business  Disclosure  Format:  Yes  [ ]  No  [X]

     Documents  incorporated  by  reference:  None.

     This Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001, contains forward-looking statements relating to future events or the future events or the future financial performance of the Company, including, but not limited to, statements contained in "Business' and Management's Discussion and Analysis or Plan of Operation." Readers are cautioned that such statements, which may be identified by words including "anticipates," "believes," "intends," "estimates," "expects," and similar expressions, are only predictions or estimations and are subject to known and unknown risks and uncertainties. In evaluating such statements, readers should consider the various factors identified in this Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001, which could cause actual events, performance or results to differ materially from those indicated by such statements.

                                     PART I.

ITEM 1.     DESCRIPTION OF BUSINESS

Organization of Business

     GolfGear International, Inc., a Nevada corporation (the "Company"), formerly Harry Hurst Jr., Inc. ("HHI"), was incorporated under the laws of the State of Nevada on October 9, 1997. The Company is the successor entity resulting from a November 20, 1997, reorganization between GolfGear International, Inc. ("GGI"), which, through its predecessors, has been active in the golf business since 1990, and HHI, a non-operating public corporation. By the filing of an Amendment to the Articles of Incorporation filed on December 1, 1997, HHI changed its name to GolfGear International, Inc. and GGI changed its name to GGI, Inc. and remains a wholly owned subsidiary of the Company. Each share of common stock of GGI was exchanged for 3.5235 shares of common stock of HHI. The shareholders of GGI, constituting 90% of the then outstanding shares of common stock, became the controlling shareholders of the Company, effective December 5, 1997. A one for two reverse stock split of HHI's issued and outstanding shares is reflected in an Amendment to the Articles of Incorporation filed on December 4, 1997.

     The Company's executive offices are located at 5285 Industrial Way, Huntington Beach, California 92647, and its telephone number is (714) 899-4274. The Company's fiscal year ends on December 31. Currently, the Company has 17 full-time employees (three in administration and five in support services) and seven independent sales representatives. None of the Company's employees are subject to a collective bargaining agreement.

Going Concern

     The consolidated financial statements as of and for the year ended December 31, 2001 have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the consolidated financial statements do not purport to represent the realizable or settlement values. The Company has suffered recurring operating losses and requires additional financing to continue operations. As a result of these factors, there is a substantial doubt about the Company's ability to continue as a going concern.

     The Company is attempting to increase revenues through various means, including expanding brands and product offerings, new marketing programs, and possibly direct marketing to customers, subject to the availability of operating working capital resources. To the extent that the Company is unable to increase revenues in 2002, the Company's liquidity and ability to continue to conduct operations may be impaired.

     The Company will require additional capital to fund operating requirements. The Company is exploring various alternatives to raise this required capital, and has entered into a subscription agreement to raise from $2,000,000 to $4,000,000 of new capital(see "Recent Financing"), but there can be no assurances that the Company will be successful in this regard. To the extent that the Company is unable to secure the capital necessary to fund its future cash requirements on a timely basis and/or under acceptable terms and conditions, the Company may have to substantially reduce its operations to a level consistent with its available working capital resources. The Company may also be required to consider a formal or informal restructuring or reorganization.

Recent  Financing

     On April 8, 2002, GolfGear International, Inc. (the "Company") entered into a stock purchase agreement (the "Agreement") with Wyngate Limited, a Jersey Limited Company ("Wyngate"), whereby Wyngate agreed to purchase 15,000,000 shares of the Company's common stock at $0.075 per share for an aggregate purchase price of $1,125,000. Of the purchase price, $200,025 was paid upon execution of the Agreement and Wyngate executed a promissory note with interest at 2.88% per annum in favor of the Company for the balance of $924,975. Pursuant to the promissory note, the balance is due and payable October 8, 2003. The promissory note is secured pursuant to a stock pledge agreement, which pledges 12,333,000 shares of the common stock, which shall be held by the Company as security for payment of the promissory note. In the event of default of payment of the promissory note or the failure to provide at least $2,000,000 in financing within 90 days as discussed below, the purchase price of the initial shares of common stock purchased represented by the $200,025 payment shall be adjusted from $.075 per share to $0.25, retroactively.

     In conjunction with a subscription agreement executed by Wyngate, Wyngate and its President, Peter H. Pocklington, have the exclusive right for a period of 90 days to implement a second stage of financing in the form of the sale by the Company of convertible debentures in an aggregate amount ranging from a minimum of $2,000,000 to a maximum of $4,000,000, which will be convertible into common stock at $0.25 per share for a period of 12 months commencing six months after the initial sale of the debentures. The debentures will be secured by the Company's intangible assets. For each share of common stock issued upon conversion of the debenture, one common stock purchase warrant will be issued, which will be exercisable for a period of 18 months at $0.10 per share. Additionally, the subscription agreement provides, upon the successful completion of the financing contemplated, that Peter H. Pocklington shall have the right for an 18 month period to have the Company acquire Meditron Medical, Inc., a Canadian corporation controlled by Mr. Pocklington. Meditron Medical, Inc. is engaged in the medical manufacturing sales business and would be acquired in a reverse merger transaction through the issuance of the Company's common stock, at an agreed value of $0.25 per share.

     The completion of the second stage of the financing will result in a majority of new directors being named to the Board of Directors, with Peter H. Pocklington being appointed as Chairman. Although the Company expects that the second stage will be completed within the next two months, there can be no assurances that this financing will be completed.

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

     The Company sells a full line of patented metal woods and irons marketed under various names, including Tsunami titanium drivers, which were first introduced in 1997 and which have been updated and revised on a periodic basis. The Company has now recently introduced Tsunami fairway woods and irons. The Company offers drivers in several sizes ranging from 300 cc's to 340 cc's, and has plans to introduce a 360 and 400 cc driver late in the spring of 2002. The Company is attempting to utilize its patented technology to develop a position as a major brand name in the golf industry. The Company also sells a full line of leading putters called "The Claw," as well as a full line of player's brand junior clubs. The Company plans on introducing a new, more colorful line of junior clubs in summer 2002.

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

     The Company's objective is to become a leading manufacturer of drivers, irons, wedges and putters utilizing, wherever possible, its proprietary forged face insert technology. To achieve this objective, the Company is focusing its market strategy on enhancing the reputation of its products, increasing its market penetration of its products and continuing the development of innovative clubs, and the refinement and improvement of existing technology. An integral part of this strategy is the expansion of the Company's marketing and advertising efforts to target both domestic and international sales. The Company's domestic marketing strategy is to create product awareness through various means, including infomercials, print advertising, television commercials and other promotional activities such as on-course golf pro shop demonstrations. The Company will also seek to obtain the endorsement of its products by touring professional golfers, who would be expected demonstrate the effectiveness of forged face technology and provide valuable exposure. The Company also intends to expand its line of clubs by developing, acquiring or licensing its technologies to other golf manufacturers. The ability of the Company to implement its marketing strategy is subject to the Company having access to adequate capital, which it currently does not have (see "Management's
Discussion  And  Analysis  Or  Plan  Of  Operation").

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

Competition

     Spalding, MacGregor, and Hogan are well-recognized old-line names in golf equipment. Names currently dominating the industry's premium-brand sector are Callaway, Titleist, Cobra, Taylor Made, Mizuno, Ping and Cleveland Golf. Obsolete are the old-line companies of the 1960's and 1970's, which the Company believes today offer lackluster equipment using other sports to promote their names in golf. Today, companies such as Callaway, Karsten Manufacturing (Ping) and American Brands (Titleist) are leading a wave of golf-focused idealism among consumers. Nike Golf is the latest of the new breed to enter into the golf hardware market. Nike is heavily promoting forged metal woods and irons. The dominating golf companies are innovative, having created new equipment categories or having already established a market leadership position in a particular category, such as oversized metal woods or irons.

     The Company competes in the premium-priced technology based segment of the golf club manufacturing industry. This market for golf clubs is highly competitive, with many established companies competing in this market having greater financial and other resources. The Company believes that its technology, product quality standards, and competitive pricing structure can provide a competitive edge in the market. The Company introduced a line of lower priced irons and woods under the Leading Edge brand in May 2001 (see "Leading Edge Acquisition"). The Company believes that a lower priced set of clubs has the potential to add to its revenue. The Company is also selling a medium priced set of clubs for women under the name "Diva", to fill what the Company perceives as a void in the industry for medium priced women's clubs. These two new lines will continue through 2002.

Business  Strategy

     The Company competes in the premium quality segment of the golf club industry, a growing and highly competitive area. The Company introduced the new over-sized Tsunami iron at the PGA show in Orlando in January 2002. The Company also introduced a new series of Tsunami fairway woods at the show. The new Tsunami irons and fairway woods compliment the 340 cc and 300 cc DF Tsunami drivers that have been positioned in the high of the market since their introduction in 2000 and 2001. RankMark, the Golf Industry's premier golf club testing company, recently ranked the GolfGear Tsunami Driver #1 in distance out of approximately 40 of the industry's major name brand drivers. The driver was also ranked #3 in accuracy and rated #2 overall out of all drivers tested.

     The Company increased its sales staff in the fall of 2001. The objective was to increase the domestic sales force by adding several new independent sales representatives.

     The Company occupies an 11,000 square foot facility located in Huntington Beach, California, which provides the Company with sales offices, customer service operations, the capability to conduct telemarketing operations, as well as space for assembly, finished goods inventory, product staging and shipping. The Company continues to subcontract some of its assembly operations.

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

     The golf club industry is highly seasonal, with most companies experiencing up to 60% of sales between February and June with an additional 20% of sales occurring between October and December for the Christmas buying season. The majority of the Company's products are introduced in January at the Florida International PGA Show, and in August at the Nevada International PGA show in Reno, Nevada. The Company's distributors also attend shows in their respective territories, such as Germany, and China.

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

     The Company is becoming increasingly active at key demo days. Most companies have used some sort of demo program to gain exposure at golf courses and private country clubs. The Company acquired one tour van in 2000, and, one in the spring of 2002, that are scheduled across the country, focusing on the most prestigious facilities. The Company is technology driven and the consumer has shown a desire for more technical information at recent demo events. The Company has performed extremely well when in direct competition with the biggest competitors in the business. At several events in 2000 and 2001, the Company outsold the competition and continues to do equally as well in 2002. The demo programs are intended to supplement the Company's other promotional efforts.

     Currently, the Company depends on four major customers for approximately 50% of its sales. During late 1999, the Company entered into a Distribution Agreement with MC Corporation of Tokyo, Japan. This agreement was terminated on March 5, 2002. See "Legal Proceedings." The Company plans to continue selling clubs in Japan as well as other parts of Asia and entered into an exclusive distribution agreement to have its clubs sold in mainland China, Macao, Hong Kong and Taiwan. See "International Business.". The Company expects to continue, given its product technology and marketing approach, to attempt to increase sales in existing markets and distribution into additional geographic regions. The Company has also entered into a distribution agreement with Professional Golf Services to sell its products in Europe.

Product  and  Name  Endorsement

     The Company has periodically utilized touring professionals and former golf professionals to represent the entire line of the Company's golf products. The Company currently employs Gerry James, who is a PGA professional and is one of the longest ball hitters in the world (he currently has pending in the Guinness Book of World Records a 473 yard drive). Mr. James appears for the Company at PGA show events. The agreement with Gerry James expired December 31, 2001, and is now on a month to month basis. Effective December 31, 2000, the Company entered into an agreement with golf commentator Peter Alliss, pursuant to which Mr. Alliss can be used in television commercials as well as a print media ad campaign (see "Peter Alliss Personal Service Agreement").

Infomercials  and  Other  Marketing

     The value of infomercials lies in the creation of millions of interested, informed and qualified prospects wanting to buy featured products in stores. In addition to selling products from television, infomercials can be an excellent source of leads for telemarketing, for promoting a brand image and "pushing" the retail store activity. In conjunction with a production company named Script to Screen, Inc., the Company finished its first infomercial in May 1998. The
Company did not have the working capital resources necessary to air this infomercial. The Company is reviewing the possibility of revamping it, subject to available financing. The Company is also considering a second infomercial, utilizing perhaps a shorter format, to be produced in the later part of 2002, again based on available financing.

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

     The Company has a sales force consisting of seven independent sales representatives, which enables them to sell other non-competing lines such as shoes or clothing. In some areas, the Company will have sub reps that will assist the sales force with demo days and seminars. Management is very active in this field as well. Management works weekends at demo days in order to get feedback from the consumer. This feedback is important and provides direct input that is incorporated at sales meetings and seminars.

     The Company would support an infomercial with 60 second spots that enhance the Company's exposure, as well as run a print media campaign in such publications as the Wall Street Journal, USA Today and leading golfing publications, among others, subject to available financing.

International  Business

     The Company distributes golf clubs worldwide. The Company is currently not dependent upon selling to the European or Asian markets. However, it is the Company's objective that approximately 50% of revenue be generated in foreign markets. This strategy provides a broader market opportunity and can help offset the effects of regional recessions and market trends. The Company's clubs will be sold through distributors in most countries, but in some cases the Company will sell direct to retailers.

     On September 28, 1999, the Company announced completion of a distribution agreement encompassing Japan with MC Corporation of Tokyo, Japan. This agreement was terminated on March 5, 2002. See "Legal Proceedings." The Company intends to continue its efforts to sell its premium Tsunami line of clubs in Japan, China as well as other key markets within Asia.

     On October 29, 1999, MC Corporation made a $2,000,000 equity investment in the Company. MC Corporation purchased 210,526 shares of convertible preferred stock in the Company; convertible into 2,105,260 shares of common stock. There were also warrants issued in connection with this financing to purchase 330,000 shares of common stock at an exercise price of $1.00 per share expiring in October 2002. The preferred stock will automatically convert into common stock two years from its issuance. Other material provisions of this agreement include the following: (1) the preferred stock has one vote per share, and votes on an "as if converted" basis; (2) the common stock into which the preferred stock is convertible has unlimited piggyback rights; (3) no new shares of preferred stock senior or equal to the preferred stock may be issued for so long as any of the preferred stock is outstanding; (4) for the one year period after the issuance of the preferred stock, should the Company sell any securities at an effective price per common share of less than $0.95, then the Company will adjust the conversion rate of the preferred stock into common stock to reflect the reduction in the effective price per common share; (5) MC Corporation shall have the right to elect one member of the board of directors for so long as the preferred stock is outstanding, and for a period of two years subsequent to conversion of the preferred stock into common stock; (6) for the five year period after issuance of the preferred stock, if the Company should sell any shares of common stock or other securities convertible into common stock in any private or public transaction, then MC Corporation shall have the right to purchase a sufficient number of the securities that are being sold under the same terms and conditions in order to maintain its 14.3% equity interest in the Company; and (7) upon conversion of the preferred stock into common stock, as long as the common stock continues to be held by MC Corporation during the five year period after the issuance of the preferred stock, the MC Corporation shall have the same anti-dilution rights as if it was still holding the preferred stock.

     On November 17, 2001, MC Corporation filed an action in the United States District Court, Central District of California, alleging it is entitled to approximately an additional 8,500,000 shares of the Company's common stock based on its interpretation of a reset provision contained in the subscription agreement discussed above. The Company disputes this allegation and has filed a cross-complaint for reformation of the agreement in question. See "Legal Proceedings."

     On January 14, 1999, the Company entered into a Distribution Agreement with GolfGear Korea, Ltd., a South Korean corporation (not affiliated with the Company), GolfGear Korea, Ltd. for the exclusive rights to distribute products of the Company in South Korea for a period of three years. Certain sales performance goals are set forth in the agreement. Due to current market conditions in South Korea, GolfGear Korea, Ltd. was not able to meet their performance obligation for 2001. The Company terminated this distribution agreement in 2001 and is now actively looking for a replacement distributor in Korea.

     In December 2000, the Company entered into a three-year agreement with Professional Golf Services to sell the Company's products in Europe.

     In September 2001, the Company entered into an agreement with Yunnan Znongri Industry Co., Ltd. to distribute clubs throughout Mainland China, Macao and Taiwan. Pursuant to the agreement, Znongri was appointed the exclusive sales distributor in Mainland China, Macao, Hong Kong and Taiwan for all golf clubs, parts and accessories produced by the Company. This agreement has an initial term of five years and will be extended automatically for an additional five-year period unless either party notifies the other of its intention to terminate said agreement.

Technology

     Most of the Company's clubs features its multi-patented forged face insert technology that was invented and developed by Company founder Donald A. Anderson. The Company currently has nine patents on its forged face insert technology and three patents on its putter technology. The Company was recently awarded a patent in Japan covering forged insert technology (patent number 3232320).

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

     The Company believes that no other company or individual has secured more coverage, either in the number of patents or in the scope of claims. This patent technology forms the basis of the Company's business plan to exploit insert technology as the next wave of golf club design. The Company also expects that there will be a significant opportunity to generate royalties by selectively licensing this technology to major golf club manufacturers. The Company is aware of a number of potential infringers and is evaluating its legal alternatives.

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

     Management believes that its patents are strong enough to make the Company a significant player in the golf industry. On January 1, 1992, the face of golf equipment changed when a USGA and R&A rule was changed to allow metal woods and irons with inserts. The Company was founded in 1989 to prepare for the changes it anticipated in golf equipment design. In the opinion of management, the introduction of its patented forged face woods and irons marked one of the most significant advancements in metal innovation and technology since the invention of the original metal wood more than 20 years earlier.

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

Product  Line

     The Company's core product line is the Tsunami woods and irons. Both woods and irons feature forged titanium inserts that are inset into stainless steel shells, which incorporate the latest in graphite shafts and grips. The Company has recently introduced a new all-titanium driver in a 9-degree loft named "Tsunami." At 340 cc in volume, the Tsunami is the Company's entry in the super-size driver category. The main body of the all-titanium Tsunami driver is cast from aerospace-certified 6AL4V titanium and the face is fitted with a solid forged Beta 10-2-3 titanium insert.

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

     The Company currently offers three separate product lines. Under the GolfGear name brand, the Company sells a full line of forged insert metal woods and irons under the model name of Tsunami. This line consists of a series of Tsunami forged insert drivers ranging from 300 cc to 340 cc's in size. The entire line of Tsunami drivers incorporates the multi-patented forged insert technology. The Company currently uses a hybrid 10-2-3 double forged beta titanium insert in it Tsunami drivers. The Company plans on introducing two new sizes of Tsunami drivers, a 360 cc size and a super size 400 cc driver. Both new drivers will use the GolfGear patented forged insert technology.

     The Tsunami line also has a full line of forged titanium insert fairway woods that are mechanically interlocked to a stainless steel shell. The Tsunami fairway wood line consists of a #3, #3+, #5, #7, and #9 wood. The Company also offers the #3, #5 and #7 in left hand versions. To compliment the Tsunami line of drivers and fairway woods, the Company offers a full set of Tsunami irons from #3 irons through pitching wedge, and sand wedge. The new Tsunami iron also features GolfGear's patented forged insert technology. The Tsunami irons also features a flow weighted cavity design, and custom graphite shaft whereas each shaft is specifically made for each iron. The design is based on torque, gram weight, flex point, and spine.

     The Company also offers a line of clubs specifically for women named "Diva". This line was originally introduced several years ago, and has recently been updated with a new product renovation featuring offset woods and a new more forgiving iron design.

      The Company also sells and markets a full line of Leading Edge Putters named "The Claw". The Leading Edge Claw putter is best known as one of the original "Belly Putters", featuring putters in lengths from 33-36 inches, and "Belly Putters" from 40-44 inches, and the original long putters that range from 45-52 inches. The patented unique Claw design has been used to win over 28 PGA, and PGA Senior Tour events. The Company also produces a line of Leading Edge woods and irons that retail in the mid-price point area of approximately $899.95 for a full set of irons and woods.

     The Company also sells a full line of junior clubs under the Brand name "Players Golf" which was purchased by the Company in 1999. The current line consists of a full line of junior clubs offered in three custom sizes for junior golfers ages 3-14 years old. The Company is planning to launch a new line of more colorful junior clubs in the summer of 2002.

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

Patents  and  Know-How

     The Company's ability to compete effectively with other golf companies may be dependent, to a large degree, upon the proprietary nature of its technologies. The Company has eight United States patents and one patent in Taiwan and one in Japan relating to the forged face technology and four patents relating to the Company's putter technology. The Company also has several patent applications pending. The patents for insert technologies represent an evolution that took place over a period of several years. The first patents cover simple combinations of forged and cast elements brought together to form a golf club head. Later filed patents have been directed toward alternative mechanisms for holding the component parts together and alternative versions using various combinations of metals including beta titanium. Titanium is now recognized throughout the industry as a superior metal for use in golf clubs. The patented putters include several devices that provide an alignment mechanism. A "virtual ball" marker allows the user to visualize the hit before the club is swung. This enables the club to be aligned to the ball, allowing the user to hit from the sweet spot of the club. Additionally, the putter clubs have heel and toe weighting to minimize club head rotation on impact, ensuring a straighter shot.

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

     The Company received its eighth domestic patent (patent No. 5,720,673) on insert technology on February 4, 1998. The new patent further broadens the scope of the Company's insert patent portfolio. The new patent has a primary function of providing a means of affixing the face insert to a cast club head. The insert is set into a recess, and locked into place by material being pushed over the edge of the insert, thus locking it permanently into place. The Company has also received a patent issued in Taiwan. The Company has several other patents pending both domestically as well as internationally. The Company will continue to focus on expanding its patent coverage on insert technology. The Company received a patent on its insert technology in Japan in the fall of 2001. The patents cover a faceplate (insert) with a variable face thickness, patent Number 3232320.

ITEM  2.  DESCRIPTION  OF  PROPERTY

     The Company's headquarters are located at 5285 Industrial Way, Huntington Beach, California 92647, which consists of approximately 11,000 square feet of office and warehouse space, pursuant to a three-year lease agreement, which expires on July 31, 2005. The Company expects that this facility will be adequate for the Company's operations during the term of this lease.


ITEM  3.  LEGAL  PROCEEDINGS

     On November 17, 2001, MC Corporation, a Japanese corporation, filed an action against the Company in the United States District Court, Central District of California. MC Corporation had purchased 210,526 shares of Series A Senior Convertible Preferred Stock in October 1999 for $2,000,000, which automatically converted into 2,450,300 shares of common stock in October 2001 (including preferred shares received as dividends and pursuant to an anti-dilution provision). MC Corporation contends that it is entitled to approximately an additional 8,500,000 shares of common stock based on its interpretation of the reset provision contained in MC Corporation's 1999 stock subscription agreement. The Company disputes MC Corporation's assertion, and is vigorously defending this matter. The Company believes the reset provision in the stock subscription agreement does not apply in the manner that MC Corporation is contending. In addition, the Company has filed a cross-complaint against MC Corporation for reformation of the subscription agreement to conform it to the mutual understanding of the parties at the time it was executed.

     MC Corporation has also been the exclusive distributor of the Company's products in Japan since September 1999. Effective March 5, 2002, the Company terminated its distribution agreement with MC Corporation as a result of MC Corporation's failure to comply with the terms of the distribution agreement. The Company is in the process of amending its cross-complaint against MC Corporation to allege that MC Corporation breached its distribution agreement with the Company in that, among other things, it failed to purchase a minimum of $750,000 of product from the Company in 2001. The Company will seek appropriate damages from MC Corporation in the action.


ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended December 31, 2001.

                                    PART II.

ITEM  5.  MARKET  FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market  Information

     From December 11, 1997 through approximately November 1999, the common stock of the Company has traded on the OTC Bulletin Board under the symbol GEAR. From approximately December 1999 through February 2000, the common stock was traded in the over the counter market. During March 2000, the common stock was relisted on the OTC Bulletin Board. The following table sets forth the range of reported closing bid prices of the common stock during the periods indicated. Such quotations reflect prices between dealers in securities and do not include any retail mark-up, mark-down or commission, and may not necessarily represent actual transactions. The information set forth below was obtained from America Online, Inc. The trading market is limited and sporadic and should not be deemed to constitute an established trading market. The following information was obtained from Charles Schwab & Company:

For the Fiscal Year Ended December 31, 2001:
-------------------------------------------------------
                                                         High    Low
                                                         -----  -----
First Quarter                                            $0.33  $0.21
Second Quarter                                            0.23   0.18
Third Quarter                                             0.19   0.07
Fourth Quarter                                            0.05   0.01


For the Fiscal Year Ended December 31, 2000:
-------------------------------------------------------
                                                         High    Low
                                                         -----  -----
First Quarter                                            $0.71  $0.60
Second Quarter                                            0.31   0.25
Third Quarter                                             0.64   0.29
Fourth Quarter                                            0.19   0.16


Holders

     As of April 8, 2002, there were 196 shareholders of record of the Company's common stock.

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

Sales  of  Unregistered  Securities

     During the year ended December 31, 2000, in order to comply with certain anti-dilution provisions, the Company issued 3,170 shares of preferred stock to MC Corporation as a result of the Bel Air acquisition. In addition, the Company issued 13,432 shares of preferred stock to M. C. Corporation as a preferred stock dividend during the year ended December 31, 2000.

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

     During the year ended December 31, 2001, the Company issued to officers and directors options to purchase 591,666 shares of common stock at prices ranging from $0.01 to $0.50 per share. All of the aforesaid options expire ranging from one year to five years from the date of issuance. Additionally, the Company issued an aggregate of 265,556 shares of its common stock with a value of $64,615 to non-employees of the Company for services rendered.

     The shares of common stock, stock options and warrants were issued based on an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, based on the representations of the recipients.


ITEM  6.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

Overview:

     The discussion presented below reviews the financial condition and operating performance of the Company as of and for the years ended December 31, 2000 and 2001, and should be read in conjunction with the Company's consolidated financial statements and notes thereto appearing elsewhere in this report.

     The Company designs, develops and markets golf clubs and related golf products. The Company utilizes its proprietary forged face insert technology to offer a full line of golf equipment. The Company's patent portfolio with respect to insert technology is the largest and most comprehensive in the golf industry, with eight domestic and two foreign patents issued related to forged face insert technology. These patents incorporate a wide variety of forged face insert materials, including titanium, beryllium copper, stainless steel, carbon steel, aluminum, and related alloys thereof, and include technology relating to varying the face thickness of an insert. The Company is considering various legal responses to the recent introduction of potentially infringing products by several of the Company's competitors.

     The Company operates in one business segment. The Company sells its products to customers and distributors in the United States, the Far East and Europe.

     The golf industry is highly seasonal, with most companies experiencing up to 60% of their annual sales between February and June, with an additional 20% of their annual sales occurring between October and December for the Christmas buying season.

     For the year ended December 31, 2001, sales to customers in the United States, the Far East and Europe were $1,635,065 (76%), $414,765 (20%) and $93,541 (4%), respectively. For the year ended December 31, 2000, sales to customers in the United States and the Far East were $2,480,596 (78%) and $714,014 (22%), respectively.

     During the year ended December 31, 2001, six customers accounted for $960,320 (45%) of total sales, and one such customer accounted for $102,000 (30%) of net accounts receivable at December 31, 2001. During the year ended December 31, 2000, three customers accounted for $1,666,284 (52%) of total sales, and two such customers accounted for $237,497 (48%) of net accounts receivable at December 31, 2000.

Recent  Developments:

Wyngate  Financing:

     On April 8, 2002, the Company entered into a stock purchase agreement (the "Agreement") with Wyngate Limited, a Jersey Limited Company ("Wyngate"), whereby Wyngate agreed to purchase 15,000,000 shares of the Company's common stock at $0.075 per share for an aggregate purchase price of $1,125,000. Of the purchase price, $200,025 was paid upon execution of the Agreement and Wyngate executed a promissory note with interest at 2.88% per annum in favor of the Company for the balance of $924,975. Pursuant to the promissory note, the balance is due and payable October 8, 2003. The promissory note is secured pursuant to a stock pledge agreement, which pledges 12,333,000 shares of the common stock, which is being held by the Company as security for payment of the promissory note. In the event of default of payment of the promissory note or the failure to provide at least $2,000,000 in financing within 90 days as discussed below, the purchase price of the initial shares of common stock purchased represented by the $200,025 payment shall be retroactively adjusted from $0.075 to $0.25 per share.

     In conjunction with a subscription agreement executed by Wyngate, Wyngate and its President, Peter H. Pocklington, have the exclusive right for a period of 90 days to implement a second stage of financing in the form of the sale by the Company to accredited investors only of convertible debentures in an aggregate amount ranging from a minimum of $2,000,000 to a maximum of $4,000,000, which will be convertible into common stock at $0.25 per share for a period of 12 months commencing six months after the initial sale of the debentures. The debentures will be secured by the Company's patents, trademarks and other intangible assets. For each share of common stock issued upon conversion of the debentures, one common stock purchase warrant will be issued, which will be exercisable for a period of 18 months at $0.10 per share.

     The subscription agreement also provides, upon the successful completion of the contemplated financing, that Peter H. Pocklington will have the right for an 18 month period to have the Company acquire Meditron Medical, Inc., a Canadian corporation controlled by Mr. Pocklington. Meditron Medical, Inc. is engaged in the medical manufacturing sales business and would be acquired in a reverse merger transaction through the issuance of the Company's common stock, at an agreed value of $0.25 per share.

     The completion of the second stage of the financing will result in a majority of new directors being named to the Board of Directors, with Peter H. Pocklington being appointee Chairman and Chief Executive Officer. Although the Company expects that the second stage of the financing will be completed during the next two months, there can be no assurances that this financing will be completed.

     The proceeds from the sale of the debentures will be used to fund the production and distribution of an infomercial, sales and marketing, tour promotion, inventory purchases, repayment of loans and advances, accounts payable, accrued expenses, product development, patent development, litigation, and general operating expenses.

Litigation:

     On November 17, 2001, MC Corporation, a Japanese corporation, filed an action against the Company in the United States District Court, Central District of California. MC Corporation had purchased 210,526 shares of Series A Senior Convertible Preferred Stock in October 1999 for $2,000,000, which automatically converted into 2,450,300 shares of common stock in October 2001 (including preferred shares received as dividends and pursuant to an anti-dilution provision). MC Corporation contends that it is entitled to approximately an additional 8,500,000 shares of common stock based on its interpretation of the reset provision contained in MC Corporation's 1999 stock subscription agreement. The Company disputes MC Corporation's assertion, and is vigorously defending this matter. The Company believes the reset provision in the stock subscription agreement does not apply in the manner that MC Corporation is contending. In addition, the Company has filed a cross-complaint against MC Corporation for reformation of the subscription agreement to conform it to the mutual understanding of the parties at the time it was executed.

     MC Corporation has also been the exclusive distributor of the Company's products in Japan since September 1999. Effective March 5, 2002, the Company terminated its distribution agreement with MC Corporation as a result of MC Corporation's failure to comply with the terms of the distribution agreement. The Company is in the process of amending its cross-complaint against MC Corporation to allege that MC Corporation breached its distribution agreement with the Company in that, among other things, it failed to purchase a minimum of $750,000 of product from the Company in 2001. The Company will seek appropriate
damages  from  MC  Corporation  in  the  action.    See  "Legal  Proceedings."

Going  Concern:

     The consolidated financial statements as of and for the year ended December 31, 2001 have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the consolidated financial statements do not purport to represent the realizable or settlement values. The Company has suffered recurring operating losses and requires additional financing to continue operations. As a result of these factors, there is a substantial doubt about the Company's ability to continue as a going concern.

     The Company is attempting to increase revenues through various means, including expanding brands and product offerings, new marketing programs, and possibly direct marketing to customers, subject to the availability of operating working capital resources. To the extent that the Company is unable to increase revenues in 2002, the Company's liquidity and ability to continue to conduct operations may be impaired.

     The Company will require additional capital to fund operating requirements. The Company is exploring various alternatives to raise this required capital, and has entered into a subscription agreement to raise from $2,000,000 to $4,000,000 of new capital(see "Recent Financing"), but there can be no assurances that the Company will be successful in this regard. To the extent that the Company is unable to secure the capital necessary to fund its future cash requirements on a timely basis and/or under acceptable terms and conditions, the Company may have to substantially reduce its operations to a level consistent with its available working capital resources. The Company may also be required to consider a formal or informal restructuring or reorganization.

Critical  Accounting  Policies:

     The Company prepared the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Management periodically evaluates the estimates and judgments made, including those related to allowance for doubtful accounts, allowance for obsolete inventory, accrued product warranties and income taxes. Management bases their estimates and judgments on historical experience and on various factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates as a result of different assumptions or conditions.

     The following critical accounting policies affect the more significant judgments and estimates used in the preparation of the Company's consolidated financial statements.

Allowance  for  Doubtful  Accounts:

     The Company uses the allowance method to account for un-collectible accounts receivable. The Company periodically adjusts the allowance for doubtful accounts based on management's continuing review of accounts receivable. This analysis by management is based on prior years' experience as well as an analysis of current economic and business trends in the golf industry. Management expects to continue to update the allowance for doubtful accounts during 2002. If the credit worthiness or the current payment history of the Company's customers deteriorates significantly, it could cause the Company to revise its estimate of allowance for doubtful accounts, which would have a negative impact on the operating results of the Company.

Allowance  for  Obsolete  Inventory:

     Inventories are valued at the lower of cost (average) or market. The Company periodically reviews its inventory for discontinued or obsolete products. Additions to the allowance for obsolete inventory are treated as a cost of sales. The loss from liquidation of obsolete inventory and discontinued inventory is applied against the allowance for obsolete inventory.

Accrued  Product  Warranties:

     The Company provides a lifetime warranty on all of its products, including both parts and labor. Accrued product warranties are calculated at the rate of 1% of sales. Costs to repair or replace the Company's products are charged against accrued product warranties, and to date have not been significant.

Income  Taxes:

     The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. In the event the Company was to determine that it would be able to realize its deferred tax assets in the future in excess of its recorded amount, an adjustment to the deferred tax assets would be credited to operations in the period such determination was made. Likewise, should the Company determine that it would not be able to realize all or part of its deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to operations in the period such determination was made.

Results  of  Operations  -  Years  Ended  December  31,  2001  and  2000:

     Sales. Sales decreased to $2,143,371 in 2001 from $3,194,610 in 2000, a decrease of $1,051,239 or 32.9%. A significant portion of this decrease in sales was to the Company's major customers and distributors. Sales decreased in 2002 as compared to 2001 as a result of inclement weather in the early part of the season, a general slowdown in the economy, and the terrorist attacks of September 11, 2001. In order to attempt to increase sales, the Company will require additional capital to fund increased sales and marketing activities, as well as increased inventory levels.

     Gross Profit. Gross profit decreased to $937,762 in 2001 from $1,505,416 in 2000, and decreased as a percentage of sales to 43.8% in 2001 from 47.1% in 2000. The decrease in gross profit in 2001 as compared to 2000 was due to reduced sales. The decrease in gross profit margin in 2001 as compared to 2000 was due to decreased sales and the inability of the Company to take advantage of volume purchase pricing and long lead time shipping costs.

     Selling and Marketing. Selling and marketing expenses decreased to $326,825 in 2001 (15.2% of sales) from $783,824 in 2000 (24.5% of sales), a decrease of $456,999 or 58.3%. Selling and marketing expenses decreased in 2001 as compared to 2000, both on an absolute basis and as a percentage of sales, as a result of the Company's continuing efforts to reduce various expenditures in 2001, in response to a decrease in operating cash flows resulting from reduced sales.

     Bad-Debt Expense. Bad debt expense decreased to $149,945 in 2001 (7.0% of sales) from $156,410 in 2000 (4.9% of sales), a decrease of $6,465 or 4.1%. Bad debt expense increased as a percentage of sales in 2001 as compared to 2000 as a result of two customers that unexpectedly discontinued normal business operations in 2001, resulting in a charge to operations of approximately $48,000.

     Tour and Pro Contracts. Tour and pro contract expenses increased to $108,401 in 2001 (5.1% of sales) from $100,863 in 2000 (3.2% of sales), an increase  of  $7,538  or  7.5%.

     General and Administrative. General and administrative expenses decreased to $1,074,972 in 2001 (50.2% of sales) from $1,303,278 in 2000 (40.8% of sales), a decrease of $228,306 or 17.5%. General and administrative expenses decreased on an absolute basis in 2001 as compared to 2000 as a result of the Company's continuing efforts to reduce various expenditures in 2001, in response to a decrease in operating cash flows resulting from reduced sales. General and administrative expenses increased as a percentage of sales in 2001 as compared to 2000 as a result of a lower sales base.

     Depreciation and Amortization. Depreciation and amortization decreased to $115,539 in 2001 from $117,920 in 2000, a decrease of $2,381 or 2.0%.

     Write-Off of Goodwill. The Company recorded a charge to operations of $150,385 as of December 31, 2001 to reflect the impairment of previously reported goodwill, since the recoverability of such goodwill was not reasonably assured based on the Company's current financial condition.

     Loss on Disposal of Fixed Assets. The Company incurred a loss on disposal of fixed assets of $12,191 in 2001. The Company did not incur any similar gain or loss during 2000.

     Interest Expense. Interest expense increased to $17,259 in 2001 from $13,349 in 2000, an increase of $3,910 or 29.3%, as a result of increased interest-bearing debt.

     Interest Income. Interest income decreased to $774 in 2001 from $7,972 in 2000, a decrease of $7,198 or 90.3%, as a result of reduced cash balances.

      Income Taxes. As of December 31, 2001, the Company had Federal and California net operating loss carry-forwards of approximately $6,336,000 and $3,766,000, respectively, available to offset future Federal and California taxable income. The unused net operating loss carry-forwards expire in various amounts through 2016 for Federal and for California state purposes.

      Net deferred tax assets of $203,600 at December 31, 2001 resulting from net operating losses, tax credits and other temporary differences have been offset by a 100% valuation allowance since management cannot determine whether it is more likely than not that such assets will be realized.

     Net Loss. Net loss was $1,016,981 in 2001, as compared to a net loss of $962,256 for 2000.

     Net Loss Applicable to Common Stockholders. During 2001, the Company recorded preferred stock dividends of $110,704, which were reflected as a return to the preferred stockholder and as an increase in the loss to the common stockholders, resulting in a net loss applicable to common stockholders of $1,127,685. Preferred stock dividends ended in October 2001, when the preferred stock automatically converted into common stock.

     During 2000, the Company recorded preferred stock dividends of $127,590, which were reflected as a return to the preferred stockholder and as an increase in the loss to the common stockholders, resulting in a net loss applicable to common stockholders of $1,089,846.

Liquidity  and  Capital  Resources  -  December  31,  2001:

     The Company has financed its working capital requirements during the past few years principally from the private placement of its securities. The Company did not sell any securities during the years ended December 31, 2000 or 2001. Such funds have periodically been supplemented with short-term borrowings under the Company's bank line of credit and other private sources. This bank line of credit is unsecured, has a maximum borrowing level of $70,000, and is personally guaranteed by the President of the Company.

     Operating Activities. The Company's operations generated cash of $5,393 during the year ended December 31, 2001, as compared utilizing cash of $670,543 during the year ended December 31, 2000. The decrease in cash utilized in operating activities in 2001 as compared to 2000 was primarily a result of a decrease in cash utilized to support accounts receivable and inventories. As of December 31, 2001, the Company had cash of $120,135, as compared to cash of $39,754 at December 31, 2000.

     As of December 31, 2001, the Company had a working capital deficit of $390,171, as compared to working capital of $286,993 at December 31, 2000. The Company's current ratio was .75:1 at December 31, 2001, as compared to 1.23:1 at December 31, 2000. The Company has experienced a continuing decline in liquidity and working capital during the three months ended March 31, 2002.

     Accounts receivable, net of an allowance for doubtful accounts, decreased by $154,300 during 2001, to $335,755 at December 31, 2001 as compared to $490,055 at December 31, 2000, reflecting the decline in sales during 2001.

     Inventories decreased by $264,711 during 2001, to $691,265 at December 31, 2001 as compared to $955,976 at December 31, 2000, as a result of the Company's efforts during 2001 to reduce inventory levels and product lines, as well as to generate cash to support operations.

     Investing Activities. During the years ended December 31, 2001 and 2000, the Company expended $7,618 and $110,130, respectively, for the purchase of property and equipment. The Company did not have any capital expenditure commitments outstanding at December 31, 2001, although the Company is moving its combined administrative office, assembly operations and warehouse facility to a new facility during April 2002.

     Financing Activities. During the year ended December 31, 2001, the Company reduced its bank line of credit by $9,027, as compared to increasing it by $50,107 during the year ended December 31, 2000. During the years ended December 31, 2001 and 2000, the Company repaid short-term borrowings of $17,807 and $36,163, respectively. During the year ended December 31, 2001, the Company received proceeds from short-term borrowings of $51,929. During the years ended December 31, 2001 and 2000, notes payable to directors and shareholders increased by $57,511 and $13,221, respectively.

     The Company has also periodically utilized common stock to pay for services and settle liabilities. Accordingly, during the year ended December 31, 2001, the Company issued 265,556 shares of common stock valued at $64,615, as compared to 2,092,250 shares valued at $362,175 during the year ended December 31, 2000.

New  Accounting  Pronouncements:

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), which standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring companies to record derivative financial instruments on their balance sheets as assets or liabilities and measure them at fair value. Gains and losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of FASB Statement No. 133", which amends SFAS No. 133 to be effective for all fiscal years beginning after June 15, 2000. In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a Replacement of FASB Statement No. 125". The Company's adoption of these statements during 2001 did not have any impact on the Company's financial statement presentation or disclosures.

     In June 2001, the FASB issued SFAS No. 141, "Business Combinations". SFAS No. 141 requires the use of the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The adoption of SFAS No. 141 on July 1, 2001 did not have any impact on the Company's financial statement presentation or disclosures.

     In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets", which is effective January 1, 2002. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, SFAS No. 142 includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of the existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is reviewing SFAS No. 142 to determine what effect, if any, it will have on its financial statement presentation or disclosures.

     In  August  2001,  the  FASB  issued  SFAS  No.  143, "Accounting for Asset
Retirement Obligations". SFAS No. 143 addresses the diverse accounting practices for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company will be required to adopt SFAS No. 143 effective January 1, 2003. The Company is reviewing SFAS No. 143 to determine what effect, if any, it will have on its financial statement presentation or disclosures.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which is effective January 1, 2002. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and a portion of APB Opinion No. 30, "Reporting the Results of Operations". SFAS No. 144 provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value or carrying amount. SFAS No. 144 also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date as presently required. The Company does not anticipate that the adoption of SFAS No. 144 will have a material effect on the Company's financial statement presentation or disclosures.


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

     The Company provided GSBB with a copy of the disclosures it has made herein in response to Item 304(a)(2) of Regulation S-B, and GSBB indicated that no response letter would be forthcoming.

                                    PART III.

ITEM  9.  DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;
          COMPLIANCE  WITH  SECTION  16(a)  OF  THE  EXCHANGE  ACT

     The following table and text sets forth the names and ages of all directors and executive officers of the Company as of March 31, 2002. The Board of Directors is comprised of only one class. All of the directors will serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. There are no family relationships among directors and executive officers. Also provided is a brief description of the business experience of each director and executive officer during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws.

Name                  Age         Positions
--------------------  ---  -----------------------
Donald A. Anderson     51  President and Director

Robert N. Weingarten   50  Secretary and Director

Daniel Wright          45  Chief Financial Officer

Frank X. McGarvey      58  Director

Naoya Kinoshita        37  Director

Robert Williams        51  Director


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

Robert  N.  Weingarten,  Secretary/Director

     Mr. Weingarten has served as Chief Financial Officer, Secretary and a Director since joining the Company in October 1997, and has periodically served as Chief Financial Officer. From July 1992 to the present, he has been the sole shareholder of Resource One Group, Inc., a financial consulting and advisory company. From January 1, 1997 through July 31, 1997, Mr. Weingarten was a principal in Chelsea Capital Corporation, a merchant banking firm. Since 1979, Mr. Weingarten has served as a consultant with numerous public companies in various stages of development, operation or reorganization. Mr. Weingarten received an M.B.A. in Finance from the University of Southern California and a B.A. in Accounting from the University of Washington. Mr. Weingarten is an officer of Aries Ventures Inc. and Resource Ventures, Inc., both of which are public companies.

Daniel Wright, Chief Financial Officer

     Mr. Wright has over 10 years of controller/CFO experience in the golf industry. He started in the golf industry with Tru-Form Golf as their controller. Tru-Form Golf was a golf club and accessory manufacturer originally the house brand for the Nevada Bob retail chain. After more then four years with Tru-Form Golf, Mr. Wright joined Grip Technology, Inc. (GTI) where he served for over five and one-half years as their controller and CFO. GTI filed for reorganization under Chapter 11 of the U. S. Bankruptcy Code in July, 1999 while Mr. Wright acted as CFO. GTI was a publicly traded company that manufactured golf grips for both OEMs and retail outlets. Since May 2001, Mr. Wright has been the Chief Financial Officer for GolfGear. Mr. Wright has a B.A. in Accounting from National University and several years experience with local accounting firms.

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

Naoya  Kinoshita,  Director

     Mr. Kinoshita is President of MC Corporation, which he founded in 1990 and is involved in real estate development and management. In 1995, Mr. Kinoshita began development, construction and sales of generational housing; i.e., housing for two generations of family (parents and offspring under one roof), as well as imported housing sales from outside Japan. During the same year he started an Internet service provider business. In 1996, Mr. Kinoshita combined his experience in real estate development and the Internet to construct and sell the first Internet line pre-installed condominium in Japan. More recently, he commenced the design, construction, and sales of 2x4 housing which utilized fewer chemicals, and more natural materials to promote healthy living for the resident. Mr. Kinoshita has extensive expertise in real estate development, information processing, sales, management, and distribution. Mr. Kinoshita has served as a Director since October 1999.

Robert  Williams,  Director

     Mr. Williams has been involved in virtually every aspect of the golf business for the past 25 years. He began his career with Raco Putters where he designed putters for Spalding, Wilson Sporting Goods, Ben Hogan Company, and MacGregor/Jack Nicklaus Company. From the time frame of 1978 through 1992 he also held positions at Western States Sales representing Northwestern Golf Company, Vice President of sales for National Brass Works and President of Palm Springs Golf Company. He was also the owner Vista Sports a Golf Design and Sales Company located in Palm Desert, California. In 1992, he became the owner of National Golf Warehouse which was a full line golf retail store located in Palm Desert, California. In 1994 he purchased Confidence Golf Company, a golf club manufacturer, which he later sold in 2000. He currently works as a golf equipment designer for the golf industry.

Key  Employees

Rhonda  Jurs,  Director  of  Sales

     Rhonda Jurs, age 38, has more than fourteen years in the golf industry, and possesses substantial experience in telemarketing sales. She began her golf career at Slotline Golf in the production department and gained first-hand knowledge of club manufacturing. She quickly moved into marketing where she developed Slotline's customer service department. From 1986 through 1997, Ms. Jurs was a leader in Slotline's telemarketing department. As Key Accounts Manager, she worked with the volume retailers and supervised the inside sales team. She joined the Company in January 1998.

Mark  Collins,  Director  of  Manufacturing

     Mark Collins, age 40, began his career in the golf industry in 1983. While working as machinist for a California tooling company, Mr. Collins built what is believed to be the first putter with a milled face. After honing his skills as a golf club craftsman at Quality Golf Products of Fountain Valley, California, Mr. Collins joined Daiwa Golf in 1992. At Daiwa, a recognized leader in the golf equipment industry, Mr. Collins combined his knowledge of advanced metal alloys and graphite shafts with expertise in precision manufacturing to build clubs for well known PGA professionals such as Fuzzy Zoeller, Pete Jordan, Jerry Kelly, and LPGA notables Amy Alcot and Luciana Benevenuti. He joined the Company in April 1998.

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

      Naoya Kinoshita did not timely file a Form 4 with the Securities and Exchange Commission relating to stock options issued to him in December of 2001.

ITEM  10.  EXECUTIVE  COMPENSATION

     The following table sets forth the cash compensation paid by the Company to its President, who is the only officer who was paid aggregate compensation exceeding $100,000 for the past three years.

                                           SUMMARY COMPENSATION TABLE

                                      Annual compensation                 Long-term compensation
                            --------------------------------  -------------------------------------------------

                                                                       Awards           Payouts
                                                              ------------------------  --------
                                                                           Securities
                                                                            under-
                                                              Restricted    lying
                                               Other annual     Stock      options/      LTIP      All other
     Name and               Salary    Bonus    compensation    Award(s)      SARs       Payouts   compensation
Principal position   Year        ($)      ($)            ($)          ($)          (#)       ($)            ($)

 (a)                   (b)       (c)      (d)            (e)          (f)          (g)       (h)            (i)
-------------------  -----  --------  -------  -------------  -----------  -----------  --------  -------------

Donald A.             2001   119,790        0      17,155(1)            0            0         0              0
Anderson,             2000   103,950   50,000      14,649(2)            0            0         0              0
President             1999    94,500   20,000      15,210(3)            0            0         0              0

(1)     Includes $5,972 for medical insurance premiums and $2,183 for life insurance premiums paid on behalf of
        Mr. Anderson in 2001.  Also includes auto allowance of $9,000.
(2)     Includes $4,216 for medical insurance premiums and $1,433 for life insurance premiums paid on behalf of
        Mr. Anderson in 2000.  Also includes auto allowance of $9,000.
(3)     Includes $3,822 for medical insurance premiums and $2,388 for life insurance premiums paid on behalf of
        Mr. Anderson in 1999.  Also includes auto allowance of $9,000.


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

     Upon completion of proposed financing by Wyngate Limited, it is expected that a new employment agreement with Mr. Anderson will be executed. See "Recent Financing.

Board  of  Directors

     During the year ended December 31, 2001, six meetings of the Board of Directors were held. All directors attended at least 75% of all board meetings for which they were eligible to attend. Directors receive no additional compensation for serving on the Board of Directors, but are reimbursed for reasonable out-of-pocket expenses incurred in attending board meetings. The Company had no nominating or compensation committee, or committees performing similar functions, during the year ended December 31, 2001. The audit committee consists of Frank X. McGarvy, Gary Wykidal and Robert N. Weingarten.

Independent Auditors

     Good Swartz Brown & Berns LLP ("GSBB") has served as the Company's independent auditors since 2000. Services provided to the Company by GSBB during the year ended December 31, 2001, included the audit of the Company's consolidated financial statements and limited reviews of quarterly reports. During the year ended December 31, 2001, GSBB charged the Company $37,425 for the audit of the Company's financial statements for the year ended December 31, 2000, and for its review of the Company's un-audited quarterly statements for the year ended December 31, 2001.

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

     The exercise price per share of incentive stock options granted under the Plan must be at least equal to the fair market value of the common stock on the date of grant. With respect to any participant who owns shares representing more than 10% of the voting power of all classes of the Company's outstanding capital stock, the exercise price of any incentive or non-statutory stock option must be equal to at least 110% of the fair market value of the grant date, and the maximum term of the option must not exceed five years. The terms of all other options granted under the Plan may not exceed ten years. Upon a merger of the Company, the options outstanding under the Plan will terminate unless assumed or substituted by the successor corporation. As of December 31, 2001, 2,198,525 options were granted under the Plan.

                                       OPTION/SAR GRANTS IN LAST YEAR
                                         (Ended December 31, 2001)
                                            [Individual Grants]



                  Number of securities      Percent of total
                       underlying         options/SARs granted
                  options/SARs granted   to employees in fiscal   Exercise or base price
Name                       (#)                    year                   ($/Share)         Expiration date

(a)                        (b)                     (c)                      (d)                  (e)
----------------  ---------------------  -----------------------  -----------------------  ----------------
Donald A.                       150,000                    66.7%                     0.50  December 2005
Anderson,
President
----------------  ---------------------  -----------------------  -----------------------  ----------------
Daniel Wright,                   75,000                    33.3%                     0.25  December 2005
Chief Financial
Officer
----------------  ---------------------  -----------------------  -----------------------  ----------------


                                  AGGREGATED OPTION/SAR EXERCISES IN LAST YEAR
                                          AND FY-END OPTION/SAR VALUES



                                                              Number of securities        Value of unexercised
                                                             underlying unexercised           in-the-money
                                                           options/SARs at FY-end (#)  options/SARs at FY-end ($)
                  Shares acquired on                              Exercisable/                Exercisable/
Name                 exercise (#)      Value realized ($)        Un-exercisable            Un-exercisable (1)

(a)                       (b)                 (c)                     (d)                         (e)
----------------  -------------------  ------------------  --------------------------  --------------------------

Donald A.                           -                   -        902,350 Exercisable/                           -
Anderson,                                                            0 Un-exercisable
President
----------------  -------------------  ------------------  --------------------------  --------------------------
Daniel Wright,
Chief Financial                                                   75,000 Exercisable/
Officer                                                              0 Un-exercisable
----------------  -------------------  ------------------  --------------------------  --------------------------

(1) The dollar values are calculated by determining the excess, if any, of the market price for the common stock of $0.03 per share at December 31, 2001 over the weighted average exercise price of the stock options. As of December 31, 2001, none of the unexercised stock options were in-the-money.


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

     As of April 8, 2002, the Company had a total of 32,989,454 shares of common stock issued and outstanding and 236,679 shares of Series A Senior Convertible Preferred Stock issued and outstanding. Each share of Series A Senior Convertible Preferred Stock is convertible into ten shares of common stock, and votes on an "as if converted" basis.

     The following table sets forth, as of April 8, 2002: (a) the names and addresses of each beneficial owner of more than five percent (5%) of the Company common stock known to the Company, the number of shares of common stock beneficially owned by each such person, and the percent of the Company's common stock so owned; and (b) the names and addresses of each director and executive officer, the number of shares of common stock of the Company beneficially owned, and the percent of the Company's common stock so owned, by each such person, and by all directors and executive officers of the Company as a group. Each such person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.


                      Name and Address of        Amount of Beneficial
Title of Class         Beneficial Owner              Ownership (1)      Percent of Class
--------------  -------------------------------  ---------------------  -----------------

                Donald A. Anderson,
Common Stock    5285 Industrial Way                      4,384,725 (2)             13.29%
                Huntington Beach, CA 92841
--------------  -------------------------------  ---------------------  -----------------
                MC Corporation, Terasiosu
Common Stock    Bldg., 6-7-2 Minami Aoyama,              2,805,300 (3)              8.50%
                Minato-ku, Tokyo,
                Japan 107-0062
--------------  -------------------------------  ---------------------  -----------------
                Robert J. Williams,
Common Stock    242 Strada Nova,                         1,517,521 (4)              4.60%
                Palm Desert, CA 92260
--------------  -------------------------------  ---------------------  -----------------
                Frank X. McGarvey,
Common Stock    5285 Industrial Way                      1,115,940 (5)              3.38%
                Huntington Beach, CA 92647
--------------  -------------------------------  ---------------------  -----------------
                Robert N. Weingarten,
Common Stock    5285 Industrial Way                      1,052,049 (6)              3.19%
                Huntington Beach, CA 92647
--------------  -------------------------------  ---------------------  -----------------
                Naoya Kinoshita, Terasiosu
Common Stock    Bldg., 6-7-2 Minami Aoyama,                225,000 (7)              0.68%
                Minato-ku, Tokyo,
                Japan 107-0062
--------------  -------------------------------  ---------------------  -----------------
                Wyngate Limited                            15,000,000              45.47%
Common Stock    309 Terraces North
                47-111 Vintage Drive East
                Indian Wells, CA 92210
--------------  -------------------------------  ---------------------  -----------------
                Shares of all directors and                 8,295,235               25.15
Common Stock    executive officers as a group
                (6 persons)
--------------  -------------------------------  ---------------------  -----------------

(1) Other than as footnoted, none of these security holders has the right to acquire any amount of the Shares within sixty days from options, warrants, rights, conversion privilege, or similar obligations.
(2) Includes options to purchase 352,350 of shares of common stock at an exercise price of $0.62 per share, which expire in October 2002. Also includes options to purchase 250,000 shares of common stock at an exercise price of $0.55 per share under the Stock Incentive Plan, which expire in December 2005. Also includes 154,360 shares of common stock held in the name of Mr. Anderson's wife, as to which he disclaims beneficial ownership. Also includes 150,000 @ $0.50 expiring December 2006. Also includes options to purchase 150,000 shares of common stock at $0.50, which expire December 2006.


(3) Reflects the right to convert 236,679 shares of convertible preferred stock into 2,366,790 shares of common stock through October 2001. Also includes warrants to purchase 330,000 shares of common stock at an exercise price of $1.00 per share, which expire in October 2002. Also includes options to purchase 25,000 shares of common stock at $0.50 per share and expires December 2005.
(4) Includes options to purchase 75,000 shares of common stock at $0.50, which expire December 2006.
(5) Includes options to purchase 105,705 shares of common stock at an exercise price of $0.57 per share, which expire in October 2002. Also includes options to purchase 75,000 shares of common stock at an exercise price of $0.25 per share under the Stock Incentive Plan, which expire in December 2005. Also includes warrants to purchase 35,235 shares of common stock at $1.00 per share, which expire in February 2002. Also includes options to purchase 75,000 shares of common stock at an exercise price of $0.50 per share, which expire in December 2006.
(6) Includes options to purchase 176,175 shares of common stock at an exercise price of $0.57 per share, which expire in October 2002. Also includes options to purchase 150,000 shares of common stock at an exercise price of $0.25 per share under the Stock Incentive Plan, which expire in December 2005. Also includes 19,200 shares owned by Resource One Group, Inc., which is wholly owned by Mr. Weingarten. Also includes options to purchase 75,000 shares of common stock at an exercise price of $0.50 per share, which expire in December 2006.
(7) Naoya Kinoshita is President of MC Corporation. Includes options to purchase 75,000 shares of common stock at an exercise price of $0.55 per share, which expire in December 2005. Also includes options to purchase 75,000 shares of common stock at an exercise price of $0.55 per share, which expire in December 2004. Also includes options to purchase 75,000 shares of common stock at an exercise price of $0.50 per share, which expire in December 2006.

Changes  in  Control:

     The Company's agreement with Wyngate to sell 15,000,000 shares of the Company's common stock will, once the promissory note has been duly and validly performed and the funding of debentures as contemplated, constitute a change in control of the Company, and by virtue of its share ownership and control of the Board of Directors, it will be able to control affairs of the Company. See "Recent Financing."


ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     In July 1998, the Board of Directors approved the payment of $65,000 as a finder's fee to Donai Anderson, the wife of Donald A. Anderson. This finder's fee was paid for services rendered to the Company in connection with an investment in the Company by Yeon Park. As of December 31, 1999 and 2000, of the $65,000 fee, $26,000 and $27,000 has been paid respectively and the balance of $39,000 and $38,000 respectively was reflected as notes payable to shareholders in the consolidated financial statements.

     For the years ended December 2000 and 2001, Robert N. Weingarten, then acting Chief Financial Officer, billed to the Company $27,000 and $9,000 respectively for services rendered.

     In April 2001, the Board of Directors of the Company loaned the Company approximately $21,000. to pay accounting fees to finalize the Company's audit for the year ended December 31, 2000. Additionally, in February 2001, the Board of Directors loaned approximately $7,500 to the Company. for the purpose of hiring the law firm of Fullbright & Jaworski to evaluate potential patent infringements. Both of these notes are now due and payable, subject to extension by the Board of Directors.

     In December 2001, Robert Williams, Director, loaned the Company $40,000. for the purpose of purchasing inventory on behalf of the Company. This loan is payable upon demand, subject to available financing.

     For the year ended December 31, 2001, the Company issued options to purchase 50,000 shares of common stock at an exercise price of $.01 per share, half of which expire on October 1, 2002, and the other half on January 1, 2003. Additionally, the Company issued options to purchase 75,000 shares of common stock at an exercise price of $.50 per share, which expire December 31, 2006. The Company also issued options to purchase 16,666 shares of common stock at an exercise price of $.25, all of which expire June 30, 2006.

                                    PART IV.

ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)     Exhibits:

     A list of exhibits required to be filed as part of this report is set forth in the Index to Exhibits, which immediately precedes such exhibits, and is incorporated herein by reference.

(b)     Reports  on  Form  8-K  for  the  three  months ended December 31, 2001:

        On December 3, 2001, the Company filed on Form 8-K information with respect to Item 5 - Other Events concerning litigation with its preferred stock investor, MC Corporation.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              GOLFGEAR INTERNATIONAL, INC.
                                              ----------------------------

(Registrant)


Date:  April 18, 2002                         By:  /S/  Donald A. Anderson
                                                   -------------------------
                                                   Donald A. Anderson
                                                   President


     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  April 18, 2002                         By:  /S/  Donald A. Anderson
                                                   -------------------------
                                                   Donald A. Anderson
                                                   President and Director


Date:  April 18, 2002                              By:  /S/ Robert N. Weingarten
                                                   -------------------------
                                                   Robert N. Weingarten


Date:  April 18, 2002                         By:  /S/  Frank X. McGarvey
                                                   -------------------------
                                                   Frank  X. McGarvey
                                                   Director


Date:  April 18, 2002                         By:  /S/  Donald A. Anderson
                                                   -------------------------
                                                   Naoya Kinoshita
                                                   Director

Date:  April 18, 2002                         By:  /S/  Robert Williams
                                                   -------------------------
                                                   Robert Williams
                                                   Director


Date:  April 18, 2002                         By:  /S/  Daniel Wright
                                                   -------------------------
                                                   Daniel Wright
                                                   Chief Financial Officer

                          INDEX TO FINANCIAL STATEMENTS


Independent Auditors' Report
    for the years ended December 31, 2001 and 2000                           F-1

Consolidated Balance Sheets at December 31, 2001 and 2000                    F-2

Consolidated Statements of Operations
    for the years ended December 31, 2001 and 2000                           F-4

Consolidated Statements of Shareholders' Equity (Deficit)
    for the years ended December 31, 2001 and 2000                           F-5

Consolidated Statements of Cash Flows
    for the years ended December 31, 2001 and 2000                           F-7

Notes to Consolidated Financial Statements                                   F-9

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders
GolfGear  International,  Inc.
Garden  Grove,  California



We have audited the accompanying consolidated balance sheets of GolfGear International, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in these financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of GolfGear International, Inc. and subsidiaries as of December 31, 2001 and 2000, and the consolidated results of their operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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




                                                   GOOD SWARTZ BROWN & BERNS LLP
Los  Angeles,  California
April 4, 2002 (except for Note 14, as to which the date is April 8, 2002)

                  GOLFGEAR INTERNATIONAL, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2001 AND 2000

                                                                 2001          2000
                                                             ------------  ------------

                                     ASSETS
CURRENT ASSETS
  Cash                                                       $   120,135   $    39,754
  Accounts receivable, net of allowance
     for doubtful accounts of $78,337 in 2001
     and $123,000 in 2000                                        335,755       490,055
  Inventories                                                    691,265       955,976
  Prepaid expenses                                                22,450        64,817
                                                             ------------  ------------
      TOTAL CURRENT ASSETS                                     1,169,605     1,550,602
PROPERTY AND EQUIPMENT, net of accumulated
depreciation                                                     128,754       181,843
                                                             ------------  ------------
OTHER ASSETS
  Goodwill, net of accumulated amortization                         ----       194,356
  Patents and trademarks, net of accumulated amortization         83,922       106,973
  Deposits                                                        12,400        17,106
                                                             ------------  ------------
      TOTAL OTHER ASSETS                                          96,322       318,435
                                                             ------------  ------------
                                                             $ 1,394,681   $ 2,050,880
                                                             ============  ============


                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
TOTAL CURRENT LIABILITIES
  Accounts payable and accrued expenses                      $   979,152   $ 1,127,427

  Income tax payable                                               8,000         4,000

  Accrued product warranties                                     101,593        81,880

  Accrued interest                                                 8,438         2,737

  Accrued officers' compensation                                  82,461        46,590

  Bank line of credit                                             57,100        66,127

  Notes payable to directors and shareholders                    105,666        48,655

  Notes payable, current portion                                  69,091        34,468
                                                             ------------  ------------
                                                               1,559,776     1,263,609
NON-CURRENT LIABILITIES
  Note payable, net of current portion                            50,000        50,000
                                                             ------------  ------------

          TOTAL LIABILITIES                                    1,609,776     1,313,609
                                                             ------------  ------------
COMMITMENTS AND CONTINGENCIES (NOTE 8)
SHAREHOLDERS' EQUITY (DEFICIT)


Preferred stock, $.001 par value;
  authorized - 10,000,000 shares:
  Series A Senior Convertible Preferred Stock:
  issued and outstanding -0- shares
  in 2001 and 233,228 shares in 2000
  (stated value - $9.50 per share)                                   ---           233
Common stock, $.001 par value; authorized-
  50,000,000 shares; issued and outstanding-
  17,989,454 shares in 2001 and 15,273,598
  shares in 2000                                                  17,989        15,274
Additional paid-in capital                                     8,901,273     8,728,436
Accumulated deficit
                                                              (9,134,357)   (8,006,672)
                                                             ------------  ------------

      TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                      (215,095)      737,271
                                                             ------------  ------------
                                                             $ 1,394,681   $ 2,050,880
                                                             ============  ============

                 See Notes to Consolidated Financial Statements

                  GOLFGEAR INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                          2001          2000
                                                      ------------  ------------

SALES                                                 $ 2,143,371   $ 3,194,610

COST OF GOODS SOLD                                      1,205,609     1,689,194
                                                      ------------  ------------
GROSS PROFIT                                              937,762     1,505,416
                                                      ------------  ------------
EXPENSES
   Selling and marketing                                  326,825       783,824
   Tour and pro contracts                                 108,401       100,863
   Bad debt expense                                       149,945       156,410
   General and administrative                           1,074,972     1,303,278
   Depreciation and amortization                          115,539       117,920
   Write-off of goodwill                                  150,385          ----
                                                      ------------  ------------

      TOTAL EXPENSES                                    1,926,067     2,462,295
                                                      ------------  ------------
OTHER (INCOME)EXPENSE
   Loss on disposal of fixed assets                        12,191          ----
   Interest expense                                        17,259        13,349
   Interest income                                           (774)       (7,972)
                                                      ------------  ------------
      TOTAL OTHER (INCOME) AND EXPENSE                     28,676         5,377
                                                      ------------  ------------
NET LOSS BEFORE INCOME TAX
                                                      $(1,016,981)  $  (962,256)
                                                      ------------  ------------
Income tax                                                   ----          ----
                                                      ------------  ------------
NET LOSS                                              $(1,016,981)  $  (962,256)
                                                      ============  ============

 NET LOSS APPLICABLE TO COMMON
SHAREHOLDERS
   Net loss                                           $(1,016,981)  $  (962,256)
   Less dividends on preferred stock                     (110,704)     (127,590)
                                                      ------------  ------------


NET LOSS APPLICABLE TO COMMON
   SHAREHOLDERS                                       $(1,127,685)  $(1,089,846)
                                                      ============  ============
LOSS PER COMMON SHARE - BASIC AND DILUTED             $     (0.07)  $     (0.08)
                                                      ============  ============
WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                                     15,983,673    13,081,765
                                                      ============  ============

                 See Notes to Consolidated Financial Statements

                                    GOLFGEAR INTERNATIONAL, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY(DEFICIT)
                                   FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                                            Preferred Stock         Common Stock    Additional
                                          -------------------  -------------------    Paid-in     Accumulated
                                           Shares     Amount     Shares    Amount     Capital       Deficit        Total
                                          ---------  --------  ----------  -------  -----------  -------------  -----------

BALANCE, December 31, 1999                 216,626       217   12,816,348   12,816   7,981,695     (6,916,826)   1,077,902

Issuance of common stock for services                           1,162,500    1,163     174,212                     175,375
Conversion of debt into common stock                              929,750      930     185,870                     186,800
Issuance of stock related to acquisition
of Bel Air operations                        3,170         3      165,000      165      62,532                      62,700
Issuance of stock related to acquisition
of Leading Edge operations                                        200,000      200      37,300                      37,500
Preferred stock dividend                    13,432        13                           127,577       (127,590)
Fair value of options and warrants
issued to non-employees                                                                159,250                     159,250
Net loss for the year                                                                                (962,256)    (962,256)
                                                                                                 -------------  -----------

BALANCE, December 31, 2000                 233,228   $   233   15,273,598  $15,274  $8,728,436   $ (8,006,672)  $  737,271

Issuance of common stock for services                             265,556      265      64,350                      64,615

Preferred stock dividend                    11,802        12                           110,692       (110,704)

Conversion of preferred stock             (245,030)     (245)   2,450,300    2,450      (2,205)

Net loss for the year                                                                              (1,016,981)   (1,016981)
                                                                                                 -------------  -----------

BALANCE, December 31, 2001                     -0-   $   -0-   17,989,454  $17,989  $8,901,273   $ (9,134,357)  $ (215,095)
                                          =========  ========  ==========  =======  ===========  =============  ===========

                                          See Notes to Consolidated Financial Statements

                 GOLFGEAR INTERNATIONAL, INC., AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                                  2001         2000
                                                              ------------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                    $(1,016,981)  $(962,256)
  Adjustments to reconcile net loss
    to net cash provided by (used in) operating activities:

      Depreciation and amortization                               115,539     117,920
      Write-down of goodwill                                      150,385         ---
      Provision for bad debts                                     109,945     156,410
      Common stock issued for services                             64,615     157,375
      Loss on disposal of fixed assets                             12,191       7,439
      Fair value of options and  warrants
        issued to non-employees                                       ---      94,100
      Changes in operating assets and liabilities:
        (Increase) decrease in:
          Accounts receivable                                       4,355    (200,251)
          Inventories                                             264,711    (503,704)
          Prepaid expenses                                         42,367     (11,208)
          Deposits                                                  4,706      11,419
        Increase (decrease) in
          Accounts payable and accrued expenses                   152,275     407,744
          Accrued product warranties                               19,713      20,880
          Accrued interest                                          5,701      (9,711)
          Accrued officers' compensation                           35,871      43,300
                                                              ------------  ----------
          NET CASH PROVIDED BY (USED IN)                            5,393    (670,543)
        OPERATING  ACTIVITIES                                 ------------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment                              (7,618)   (110,130)
                                                              ------------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES

    Increase in notes payable to directors and shareholders        57,511      13,221
    Increase (decrease) in bank credit line                        (9,027)     50,107
    Proceeds from short-term borrowings                            51,929        ----
    Repayments on short-term borrowings                           (17,807)    (36,163)
                                                              ------------  ----------

    NET CASH PROVIDED BY  FINANCING ACTIVITIES                     82,606      27,165
                                                              ------------  ----------
NET INCREASE (DECREASE) IN CASH                                    80,381    (753,508)
CASH, BEGINNING OF PERIOD                                          39,754     793,262
                                                              ------------  ----------
CASH, END OF PERIOD                                           $   120,135   $  39,754
                                                              ============  ==========
CASH PAID FOR:
    Interest                                                  $     4,109   $  20,468
NON-CASH INVESTING AND FINANCING ACTIVITIES:
    Conversion of liabilities into common stock               $      ----   $ 186,800
    Issuance of preferred shares for payment of dividend      $   110,704   $ 127,590
    Common stock issued in acquisitions                       $      ----   $ 100,200
    Conversion of accounts payable into notes payable

    Common stock issued for future services                   $    64,615   $  18,000
    Liabilities assumed in acquisitions                       $      ----   $  75,000
    Fair value of warrants issued in acquisitions             $      ----   $  44,650
    Fair value of warrants issued for future services         $      ----   $  20,500

                 See Notes to Consolidated Financial Statements

                  GOLFGEAR INTERNATIONAL INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

1.   GOING  CONCERN

     The consolidated financial statements as of and for the year ended December 31, 2001 have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the consolidated financial statements do not purport to represent the realizable or settlement values. The Company has suffered recurring operating losses and requires additional financing to continue operations. As a result of these factors, there is a substantial doubt about the Company's ability to continue as a going concern.

     The Company is attempting to increase revenues through various means, including expanding brands and product offerings, new marketing programs, and possibly direct marketing to customers, subject to the availability of operating working capital resources. To the extent that the Company is unable to increase revenues in 2002, the Company's liquidity and ability to continue to conduct operations may be impaired.

     The Company will require additional capital to fund operating requirements. The Company is exploring various alternatives to raise this required capital, and has entered into a subscription agreement to raise from $2,000,000 to $4,000,000 of new capital, but there can be no assurances that the Company will be successful in this regard. To the extent that the Company is unable to secure the capital necessary to fund its future cash requirements on a timely basis and/or under acceptable terms and conditions, the Company may have to substantially reduce its operations to a level consistent with its available working capital resources. The Company may also be required to consider a formal or informal restructuring or reorganization.

2.   SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

     Organization  and  Description  of Business  - GolfGear International, Inc.
     -------------------------------------------
     and its subsidiaries (collectively, "GolfGear" or the "Company") designs, develops and markets golf clubs and related golf products.

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

     Segment  and  Geographic Information - The Company operates in one business
     ------------------------------------
     segment. Sales are to customers in the United States, Europe and the Far East. Sales for the fiscal year ended December 31, 2001 to customers in the United States Europe and the Far East were $1,635,065, $93,541 and $414,765, respectively. Sales for the year ended December 31, 2000 to customers in the United States and the Far East were $2,480,596 and $714,014, respectively.

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

                  GOLFGEAR INTERNATIONAL INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     Allowance for Doubtful Accounts - The Company makes periodic evaluations of
     -------------------------------
     the creditworthiness of its customers and generally does not require collateral. As of the balance sheet dates presented, management has determined that an adequate provision has been made for doubtful accounts.

     Inventories.  Inventories  are stated at lower of cost (average) or market.
     -----------
     The Company periodically reviews its inventory to evaluate it for discontinued and obsolete products. The difference between the market value of products and their cost is included in the reserve allowance. The loss from the liquidation or destruction of obsolete and discontinued inventory is applied against the reserve allowance.

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

     Property and equipment are reviewed for impairment whenever events or circumstances indicate that the assets non-discounted expected cash flows are not sufficient to recover its carrying amount. The Company measures an impairment loss by comparing the fair value of the asset to its carrying amount. Fair value of an asset is calculated as the present value of expected future cash flows.

     Intangible  Assets  -  Patents  and  trademarks  are being amortized on the
     ------------------
     straight-line method over a seventeen and ten year life, respectively. Goodwill was being amortized on the straight-line method over a five year term.

     Revenue  Recognition - Revenue is recognized in accordance with SAB No. 101
     --------------------
     "Revenue Recognition in Financial Statements". Sales of products domestically are recognized when the products are shipped from the Company's facility. The Company generally provides a lifetime warranty against defects. The Company makes a provision for warranty costs in the period of sale. The Company periodically reviews the adequacy of the accrued product warranties.

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

                  GOLFGEAR INTERNATIONAL INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     Net  Loss  Per  Common  Share  - The Company adopted Statement of Financial
     -----------------------------
     Accounting Standards No. 128, "Earnings Per Share" (SFAS 128). SFAS 128 provides for the calculation of Basic and Diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of the entity. For the years ended December 31, 2001 and 2000, basic and diluted earnings per share amounts are the same. Since the Company incurred losses for the years ended December 31, 2001 and 2000, the calculation of diluted per share amounts would result in an anti-dilutive calculation which is not permitted and therefore not included.


     Concentrations - Major Customers - During the year ended December 31, 2001,
     ---------------------------------
     six customers accounted for $960,320 (45%) of total sales, and one such customer accounted for $102,000 (30%) of net accounts receivable. During the year ended December 31, 2000, three customers accounted for $1,666,284 (52%) of total sales, and two such customers accounted for $237,497 (48%) of net accounts receivable.

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

     Advertising  -  Cost associated with advertising and promotion are expensed
     -----------
     as  incurred.

3.   ACQUISITIONS

     Bel  Air  Golf  Product  Lines  - The Company acquired all of the operating
     ------------------------------
     assets of Bel Air Golf Companies, including the "Bel Air Golf" and "Players Golf" trade names. Players Golf offers a full line of junior golf clubs, and Bel Air Golf is known primarily for golf glove products that offer both value and quality. Bel Air Golf and Players Golf are operated as a separate division of GolfGear.

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

                  GOLFGEAR INTERNATIONAL INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.   INVENTORIES

     At December 31, 2001 and 2000, inventories consists of the following:

                                      2001         2000
                                 ---------  -----------
     Components parts            $482,024   $  571,431
     Finished goods               254,905      521,099
                                 ---------  -----------
                                  736,929    1,092,530
     Reserve for obsolete and
      discontinued inventories    (45,664)    (136,554)
                                 ---------  -----------
                                 $691,265   $  955,976
                                 =========  ===========

     The decrease in reserve is the result of charging the reserve for the write-off of obsolete and discontinued inventory.

5.   PROPERTY AND EQUIPMENT

     At December 31, 2001 and 2000 Property and equipment consists of the following:

                                       2001        2000
                                    ----------  ----------
     Machinery and equipment        $  24,000   $  24,115
     Office equipment                  16,025      16,025
     Computers and software            28,949      55,947
     Furniture and fixtures            48,902      84,263
     Automobile                        52,090      52,091
     Trade show booths                 62,055      58,536
     Tooling                           44,737     173,126
     Leasehold improvement              - 0 -      12,839
                                    ----------  ----------
                                      276,758     476,942
     Less accumulated depreciation   (148,004)   (295,099)
                                    ----------  ----------
                                    $ 128,754   $ 181,843
                                    ==========  ==========


6.   INTANGIBLE ASSETS

     At December 31, 2001 and 2000, intangible assets consists of the following:

                                        2001      2000
                                      --------  --------

       Goodwill                       $      -  $219,850
       Patents                         206,210   206,210
       Trademarks                       57,408    57,408
                                      --------  --------
                                       263,618   483,468
       Less accumulated amortization   179,696   182,139
                                      --------  --------

                                      $ 83,922  $301,329
                                      ========  ========

     As of December 2001, the Company recorded a goodwill write-down of $150,385, which reflected the write-off of the remaining goodwill of the company. Goodwill was determined to have been impaired because of the current financial condition of the Company and the Company's inability to generate future operating income without substantial sales volume increases which are highly uncertain. Furthermore, the Company's anticipated future cash flows indicate that the recoverability of goodwill is not reasonably assured. Prior to December 31, 2001, goodwill was being amortized using the straight-line method over 5 years.

                  GOLFGEAR INTERNATIONAL INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.   BANK LINE OF CREDIT

     The Company has an unsecured $70,000 line of credit with a Bank. The line of credit matures November 2002. Interest is payable monthly at a variable rate (11% at December 31, 2001). Outstanding borrowings at December 31, 2001 and 2000, were $57,100 and $66,127, respectively. The line is personally guaranteed by the Company's President and Chief Executive Officer.

8.   NOTES  PAYABLE

     At December 31, 2001 and 2000, notes payable to individuals which are unsecured. The notes are as follows:

                                                           2001     2000
                                                         --------  -------

       Notes payable, individuals, payable on demand
       plus interest at rates ranging from prime to 18%  $119,091  $84,468

       Less current portion                                69,091   34,468
                                                         --------  -------

                                                         $ 50,000  $50,000
                                                         ========  =======

     The following is a schedule by years of the future minimum principal payments on the Company's long-term debt:

          Years ending December 31,
                   2002              $  69,091
                   2003                 50,000
                                     ---------
                                     $ 119,091
                                     =========

9.   COMMITMENTS  AND  CONTINGENCIES

     Operating  Leases - The Company leases its facilities and various equipment
     ----------------
     under non-cancelable operating leases. Future minimum lease payments required under non-cancelable operating leases with initial terms in excess of one year were as follows at December 31, 2001 and 2000:

                         Year Ending
                         December 31,
                         ------------
                         2002                            $  87,216
                         2003                               95,561
                         2004                               94,451
                         2005                               56,177
                         2006                                   66
                                                         ---------

                                                         $ 333,471
                                                         =========

     Rent expense under operating leases included in the financial statements for the years ended December 31, 2001 and 2000 was $71,800 and $69,333, respectively.

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

                  GOLFGEAR INTERNATIONAL INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     Personal  Services  Agreement  -  Effective  December 31, 2000, the Company
     -----------------------------
     executed a personal services agreement with Peter Alliss, an international golf personality, to serve as the Company's spokesman in the marketing of its golf clubs and related products for a period of three years. In connection with the agreement, the Company issued 250,000 shares of its common stock valued at $30,000, and warrants to purchase 250,000 shares of its common stock at an exercise price of $0.50 per share for a period of five years from the date of the agreement.

10.  LITIGATION

     On November 17, 2001, MC Corporation, a Japanese corporation, filed an action against the Company in the United States District Court, Central District of California. MC Corporation had purchased 210,526 shares of Series A Senior Convertible Preferred Stock in October 1999 for $2,000,000, which automatically converted into 2,450,300 shares of common stock in October 2001 (including preferred shares received as dividends and pursuant to an anti-dilution provision). MC Corporation contends that it is entitled to an additional approximately 8,500,000 shares of common stock based on its interpretation of the reset provision contained in MC Corporation's 1999 stock subscription agreement. The Company disputes MC Corporation's assertion, and is vigorously defending this matter. The Company believes the reset provision in the stock subscription agreement does not apply in the manner that MC Corporation is contending. In addition, the Company has filed a cross-complaint against MC Corporation for reformation of the subscription agreement to conform it to the mutual understanding of the parties at the time it was executed.

     MC Corporation has also been the exclusive distributor of the Company's products in Japan since September 1999. Effective March 5, 2002, the Company terminated its distribution agreement with MC Corporation as a result of MC Corporation's failure to comply with the terms of the distribution agreement. The Company is in the process of amending its cross-complaint against MC Corporation to allege that MC Corporation breached its distribution agreement with the Company in that, among other things, it failed to purchase a minimum of $750,000 of product from the Company in 2001. The Company will seek appropriate damages from MC Corporation in the action.

11.  RELATED PARTY TRANSACTIONS

     The Company has notes payable to shareholders totaling $105,666 and $48,655 as of December 31, 2001 and 2000, respectively. The notes bear interest at 10% and are payable on demand.

12.  INCOME  TAXES

     For the years ended December 31, 2001 and 2000, the provision for income tax expense consists of the following:

                                   2001          2000
                                -----------  -------------
       Deferred:
         Federal                $  159,200   $    787,300
         State                  $   44,400        271,500
         Valuation allowance     ($205,600)   ($1,058,800)
                                -----------  -------------
                                $        0   $          0
                                ===========  =============

     The tax effects of the major items recorded as deferred tax assets and liabilities at December 31, 2001 are as follows:

       Net operating loss carryforward  $ 1,200,000
       Allowance for doubtful accounts       17,600
       Allowance for warranties              22,900
       Non-deductible accruals               31,000
       Depreciation                         (21,600)
       Other                                 14,500
                                        ------------
                                          1,264,400
       Valuation allowance               (1,264,400)
                                        ------------
                                        $         0
                                        ============

     For the years ended December 31, 2001 and 2000, the provision for income tax expense consists of the following:

     Deferred income taxes are provided for the tax effects of net operating loss carryforwards and temporary differences in the reporting of income for financial statement and income tax reporting purposes, and arise principally from the use of different methods in reporting deductions for depreciation, bad debts and state income taxes.

     As of December 31, 2001, the Company has federal and state net operating loss carryforwards of approximately $6,336,000 and $3,766,000, respectively. The carryforwards expire through 2016 for federal and state purposes. The deferred tax benefit has been offset by a valuation allowance due to the realization of these carryforwards being doubtful. No deferred tax asset has been recognized in the financial statements due to this uncertainty.

                  GOLFGEAR INTERNATIONAL INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.  SHAREHOLDERS'  EQUITY (DEFICIT)

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

     The shares of preferred stock are convertible into shares of the Company's common stock equal to 14.3% of the then post-converted outstanding common stock of the Company. At December 31, 2001 the 245,030 preferred shares were converted to 2,450,300 shares of common stock. During the year the preferred stockholders voted on an "as if converted" basis. During 2001 and 2000, dividends on preferred stock in the amount of $110,704 and $127,590 were paid in the form of 11,802 and 13,432 additional shares of preferred stock, respectively. Pursuant to the anti-dilution clause, on April 11, 2000, 3,170 shares of preferred stock were issued as a result of the Bel Air acquisition.

     Common stock purchase warrants entitling the holder to purchase 330,000 shares of common stock were also issued to the buyer. Such warrants are exercisable at a price of $1.00 per share for a period of three years.

                  GOLFGEAR INTERNATIONAL INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     During 2000, accounts payable in the aggregate amount of $19,500 were converted into 90,000 shares of the Company's common stock. Additionally, wages accrued to the Company's President in the amount of $167,300 were converted into 839,750 shares of the Company's common stock. Also during 2000, the Company issued 1,162,500 shares valued at $175,375 for services rendered.

     Warrants - During 2000 warrants to purchase 640,000 shares of common stock,
     --------
     at prices ranging from $0.50 to $2.00 per share were issued to non-employees for services rendered. Also, warrants were issued to purchase 20,000 shares of common stock at $1.06 per share for loan fees.

     Information  regarding  the  Company's  warrants  is  as  follows:

                                          Weighted
                              Shares       Average   Weighted     Aggregate
                            Underlying    Exercise    Average     Exercise
                             Warrants        Price  Fair Value      Price
                           ------------  ---------  -----------  -----------
     BALANCE
       DECEMBER 31, 1999     2,119,679        0.68         0.93   1,450,181
     Granted                 1,207,500        0.70         0.13     842,750
     Canceled               (1,578,175)       0.52         0.53    (827,681)
     Exercised                     ---         ---          ---         ---
                           ------------  ---------  -----------  -----------
     BALANCE
       DECEMBER 31, 2000     1,749,004   $    0.84  $      0.74  $1,465,250
                           ============  =========  ===========  ===========

     Granted                       ---         ---          ---         ---
     Canceled                 (467,940)       0.52         0.53    (584,000)
     Exercised                     ---         ---          ---         ---
                           ------------  ---------  -----------  -----------
     BALANCE
       DECEMBER 31, 2001     1,281,064   $    0.56  $      0.65  $   881,250
                           ============  =========  ===========  ===========

                  GOLFGEAR INTERNATIONAL INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     The following table summarizes the information about warrants outstanding at December 31, 2001:

                                      Shares    Weighted Average
                                    Underlying     Remaining
                   Exercise Price    Warrants   Contractual Life
                                    ----------  ----------------
                   $         0.35     390,000         4.8 years
                   $         0.50     250,000           4 years
                   $         0.62      84,564           2 years
                   $         1.00     500,000         1.8 years
                   $         1.06      20,000           2 years
                   $         1.50      27,500         1.4 years
                   $         0.50       9,000          .1 years
                                    ---------
                                    1,281,064
                                    =========

     The Company accounted for warrants granted to non-employees in accordance with SFAS No. 123 which requires non-cash compensation expense be recognized over the expected period of benefit. During 2000, the Company recognized non-cash compensation expense of $29,899 for warrants to purchase shares of the Company's common stock.

     During 2000, warrants to purchase 640,000 shares of common stock were issued for services and warrants for 567,500 shares were issued in connection with acquisitions. During 2000, warrants to purchase 70,000 shares of common stock were issued for services, warrants to purchase 9,000 shares were issued as additional interest and warrants for 455,075 shares were issued in connection with the sales of common stock. No warrants were issued during 2001.

     Stock  Options  -  in  October  1997, the Board of Directors of the Company
     --------------
     a stock option plan entitled "GolfGear International, Inc. 1997 Stock Option approved Plan" ("Plan"). This Plan is intended to allow designated officers and employees and certain non-employees of the Company to receive stock options to purchase the Company's common stock and to receive grants of common stock subject to certain restrictions as more fully described in the Plan. The Plan has reserved 2,642,625 shares of the Company's common stock, subject to adjustments, that may be issued under the Plan.

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

     The exercise price per share of incentive stock options granted under the Plan must be at least equal to the fair market value of the common stock on the date of the grant. With respect to any participant who owns shares representing more than 10% of the voting power of all classes of the Company's outstanding capital stock, the exercise price of any incentive or non-statutory stock options must be equal to at least 110% of the fair market value of the grant date, and the maximum term of the option must not exceed five years. Upon a merger of the Company, the option outstanding under the Plan will terminate unless assumed or substituted by the successor corporation. As of December 31, 2001, 2,711,601 options have been granted under the Plan, including 752,350 options granted to the Company's President as follows: 352,350 during 1997 that are exercisable at $0.62 and expire in October 2002, 250,000 during 2000 that are exercisable at $0.55 and expire in December 2005, and in December 2001, 150,000 that are exercisable at $0.50 and expire in December 2006. 150,000 options that had been granted expired in August 2001.

     During  2001,  141,661  options  were granted to an officer of the company.
     These  options  expire  through  December  2006.

                  GOLFGEAR INTERNATIONAL INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     Information  regarding  the  Company's  stock  options  is  as  follows:

                                        Weighted
                             Shares      Average    Weighted     Aggregate
                           Underlying   Exercise     Average     Exercise
                             Options      Price    Fair Value      Price
                           -----------  ---------  -----------  -----------
     BALANCE
       DECEMBER 31, 1999    1,979,904        0.91         0.58   1,794,376
     Granted                1,380,000        0.91         0.10   1,261,250
     Canceled                (737,115)       1.63         1.04  (1,202,500)
     Exercised                      -           -            -           -
                           -----------  ---------  -----------  -----------
     BALANCE
       DECEMBER 31, 2000    2,622,789         ---          ---   1,853,126

     Granted                  591,666         .45         0.10     267,166
     Canceled                (502,854)       3.62         2.29  (1,822,500)
     Exercised                    ---         ---          ---         ---
                           -----------  ---------  -----------  -----------
     BALANCE
       DECEMBER 31, 2001    2,711,601   $     ---  $       ---     297,792
                           ===========  =========  ===========  ===========

     The following table summarizes the information about stock options outstanding at December 31, 2001:

                                      Shares    Weighted Average
                                    Underlying     Remaining
                   Exercise Price    Options    Contractual Life
                                    ----------  ----------------
                   $         0.50     525,000           5 years
                   $         0.25      16,666         4.5 years
                   $         0.01      50,000          .9 years
                   $         0.50   1,055,000           4 years
                   $         0.55     325,000           4 years
                   $         0.57     387,585          .7 years
                   $         0.62     352,350          .7 years
                                   ----------
                                   2,711,601
                                   ==========

     The Company accounted for stock options granted to employees, officers and directors under APB Opinion No. 25. "Accounting for Stock Issued to Employees," under which no compensation cost has been recognized. Options granted to non-employee directors are accounted for in accordance with SFAS No. 123. Had the compensation cost for the options been determined based upon the fair value at the grant date consistent with the methodology prescribed under SFAS No. 123, the Company's net loss and basic and diluted loss per share in 2001 would have been increased by approximately $117,167 and $0.008 per share, respectively ($82,500 and $0.0056 per share, respectively, in 2000).

     The fair value of the warrants and option granted is estimated on the date of grant using the Black-Scholes option pricing model with following weighted average assumptions: dividend yield of 0%, volatility of 100%, risk-free interest rate of 6.7% and an expected life of five years.

     The effect of applying SFAS No. 123 in this pro forma disclosure is not indicative of future results.

13.  SUBSEQUENT EVENT (UNAUDITED)

     On April 8, 2002, the Company entered into a stock purchase agreement (the "Agreement") with Wyngate Limited, a Jersey Limited Company ("Wyngate"), whereby Wyngate agreed to purchase 15,000,000 shares of the Company's common stock at $0.075 per share for an aggregate purchase price of $1,125,000. Of the purchase price, $200,025 was paid upon execution of the Agreement and Wyngate executed a promissory note with interest at 2.88% per annum in favor of the Company for the balance of $924,975. Pursuant to the promissory note, the balance is due and payable October 8, 2003. The promissory note is secured pursuant to a stock pledge agreement which pledges 12,333,000 shares of the common stock, which is being held by the Company as security for payment of the promissory note. In the event of

                  GOLFGEAR INTERNATIONAL INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     default of payment of the promissory note or the failure to provide at least $2,000,000 in financing within 90 days as discussed below, the purchase price of the initial shares of common stock purchased represented by the $200,025 payment shall be retroactively adjusted from $0.075 to $0.25 per share.

     In conjunction with a subscription agreement executed by Wyngate, Wyngate and its President, Peter H. Pocklington, have the exclusive right for a period of 90 days to implement a second stage of financing in the form of the sale by the Company to accredited investors only of convertible debentures in an aggregate amount ranging from a minimum of $2,000,000 to a maximum of $4,000,000, which will be convertible into common stock at $0.25 per share for a period of 12 months commencing six months after the initial sale of the debentures. The debentures will be secured by the Company's patents, trademarks, and other intangible assets. For each share of common stock issued upon conversion of the debentures, one common stock purchase warrant will be issued, which will be exercisable for a period of 18 months at $0.10 per share.

     The subscription agreement also provides, upon the successful completion of the contemplated financing, that Peter H. Pocklington will have the right for an 18 month period to have the Company acquire Meditron Medical, Inc., a Canadian corporation controlled by Mr. Pocklington. Meditron Medical, Inc. is engaged in the medical manufacturing sales business and would be acquired in a reverse merger transaction through the issuance of the Company's common stock, at an agreed value of $0.25 per share.

     The completion of the second stage of the financing will result in a majority of new directors being named to the Board of Directors, with Peter
     H. Pocklington being appointee Chairman and Chief Executive Officer. Although the Company expects that the second stage of the financing will be completed during the next two months, there can be no assurances that this financing will be completed.

     The proceeds from the sale of the debentures will be used to fund the production and distribution of an infomercial, sales and marketing, tour promotion, inventory purchases, repayment of loans and advances, accounts payable, accrued expenses, product development, patent development, litigation, and general operating expenses.

                                     INDEX TO EXHIBITS


Exhibit
Number     Description of Document
-------    -----------------------

    3.1    Articles of Incorporation(1)
    3.2    Certificate of Amendment of Articles of Incorporation(1)
    3.3    Certificate of Amendment of Articles of Incorporation(1)
    3.4    Articles of Merger(1)
    3.5    Bylaws(1)
    4.3    Binding Subscription Agreement for Purchase of Equity Securities (MC
           Corporation)(1)
    4.4    Certificate of Determination(1)
   10.1    Distribution Agreement (MC Corporation)(1)
   10.2    Distribution Agreement (GolfGear Korea, Ltd.)(1)
   10.6    License Agreement (Wilson Sporting Goods Company)(1)
  10.10    Employment Agreement (Donald A. Anderson)(1)(C)
  10.11    GolfGear International, Inc. 1997 Stock Incentive Plan(1)(C)
  10.12    License Agreement (PowerBilt Golf)(1)
  10.13    Property Lease Agreement(2)
  10.14    Amended and Restated Agreement for Sale and Purchase of Assets between Bel Air
           Golf Company and GolfGear International, Inc.(2)
  10.15    Agreement for Sale and Purchase of Assets - Leading Edge(3)
  10.16    Personal Services Agreement - Peter Alliss(3)
  10.17    Exclusive Distribution Agreement (4)
  10.18    Subscription Agreement dated March 7, 2002(5)
  10.19    Stock Purchase Agreement dated April 8, 2002(5)
  10.20    Promissory Note dated April 8, 2002(5)
  10.21    Stock Pledge Agreement dated April 8, 2002(5)
     21    Subsidiaries of the Registrant(1)
   99.1    Patents(1)
   99.2    Trademarks(1)

     ----------------------

     (1) Previously filed as an Exhibit to the Company's Registration Statement on Form 10-SB dated November 11, 1999, and incorporated herein by reference.
     (2) Previously filed as an Exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999, and incorporated herein by reference.

     (3) Previously filed as an Exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000, and incorporated herein by reference.
     (4)  Filed  herein.
     (5) Previously filed as Exhibits to the Company's Report on Form 8-K dated April 15, 2002.
     (C)  Indicates  compensatory  plan,  agreement  or  arrangement.