Form 10QSB
period 2002-03-31
GOLFGEAR
filed 2002-05-15
CIK 1053210

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended March 31, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from           to
                                    ---------    ---------

                        Commission File Number:  0-28007

                          GOLFGEAR INTERNATIONAL, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            Nevada                                      43-1627555
-------------------------------                   ----------------------
(State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                   Identification Number)


            5285 Industrial Drive, Huntington Beach, California 92649
        -----------------------------------------------------------------
                    (Address of principal executive offices)

                                 (714) 899-4274
                           ---------------------------
                           (Issuer's telephone number)

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

As of April 30, 2002, the Company had 32,989,454 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format:  Yes [ ]  No [X]

Documents incorporated by reference:  None.

                  GOLFGEAR INTERNATIONAL, INC. AND SUBSIDIARIES

                                      INDEX


PART I.   FINANCIAL INFORMATION

     Item 1.   Financial Statements

               Consolidated Balance Sheets - March 31, 2002 (Unaudited) and
              December 31, 2001

               Consolidated Statements of Operations (Unaudited) - Three Months
              Ended March 31, 2002 and 2001

               Consolidated Statements of Cash Flows (Unaudited) - Three Months
              Ended March 31, 2002 and 2001

               Notes to Consolidated Financial Statements (Unaudited) - Three
              Months Ended March 31, 2002 and 2001


     Item 2.   Management's Discussion and Analysis or Plan of Operation


PART II.  OTHER INFORMATION

     Item 1 - Legal proceedings

     Item 2 - Recent sales of unregistered securitites

     Item 6 - Exhibits on form 8-K


SIGNATURES

                  GolfGear International, Inc. and Subsidiaries
                          Consolidated Balance Sheets

                                  March 31,    December 31,
                                     2002          2001
                                 ------------  -------------
                                 (Unaudited)
ASSETS

Current assets:
  Cash                           $      4,644  $     120,135
  Accounts receivable, net of
    allowance for doubtful
    accounts of $79,904 and
    $78,337 at March 31, 2002
    and December 31, 2001,
    respectively                      224,236        335,755
  Inventories                         598,251        691,265
  Prepaid expenses                     26,925         22,450
                                 ------------  -------------
Total current assets                  854,056      1,169,605
                                 ------------  -------------
Property and equipment, net
  of accumulated depreciation          95,067        128,754
                                 ------------  -------------
Other assets:
  Patents and trademarks, net
    of accumulated amortization        78,875         83,922

  Deposits                             12,400         12,400
                                 ------------  -------------
                                       91,275         96,322
                                 ------------  -------------
Total assets                     $  1,040,398  $   1,394,681
                                 ============  =============

                                  (continued)

                  GolfGear International, Inc. and Subsidiaries
                    Consolidated Balance Sheets (continued)


                                        March 31,     December 31,
                                           2002           2001
                                       ------------  --------------
                                       (Unaudited)

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable and accrued
    expenses                           $ 1,001,512   $   1,127,427
  Income tax payable                        12,000           8,000
  Accrued product warranties               106,373         101,593
  Accrued interest payable                  12,019           8,438
  Accrued officers' compensation           108,780          90,961
  Bank credit line payable                  54,085          57,100
  Notes payable to stockholders             97,166          97,166
  Notes payable, current portion           103,848          69,091
                                       ------------  --------------
Total current liabilities                1,495,783       1,559,776
                                       ------------  --------------
Non-current liabilities:
  Note payable                                 ---          50,000
                                       ------------  --------------

Stockholders' deficit:
  Common stock, $0.001 par value;
    Authorized - 50,000,000 shares
    Issued and outstanding -
    17,894,454 and 17,989,454 shares
    at March 31, 2002 and
    December 31, 2001 respectively          17,894          17,989
  Additional paid-in capital             8,901,368       8,901,273
  Accumulated deficit                   (9,374,647)     (9,134,357)
                                       ------------  --------------
Total stockholders' deficit               (455,385)       (215,095)
                                       ------------  --------------
Total liabilities and
  stockholders' deficit                $ 1,040,398   $   1,394,681
                                       ============  ==============

          See accompanying notes to consolidated financial statements.

                  GolfGear International, Inc. and Subsidiaries
                Consolidated Statements of Operations (Unaudited)


                                                  Three Months Ended
                                                        March 31,
                                               --------------------------
                                                   2002          2001
                                               ------------  ------------

Sales                                          $   377,780   $   571,046

Cost of goods sold                                 216,263       351,128
                                               ------------  ------------
Gross profit                                       161,517       219,918
                                               ------------  ------------

Expenses:
  Selling and marketing                            113,339        84,613
  Tour and pro contracts                             8,871        29,908
  Provision for bad debts                           11,333         1,934
  General and administrative                       221,902       238,735
  Depreciation and amortization                     13,410        24,210
                                               ------------  ------------
Total expenses                                     368,855       379,400
                                               ------------  ------------
Net loss from operations                          (207,338)     (159,482)

Other income (expense):
  Interest income                                      ---           406
  Interest expense                                  (6,183)       (7,244)
  Loss on disposal of asset                        (26,769)          ---
                                               ------------  ------------
Net loss                                       $  (240,290)  $  (166,320)
                                               ============  ============

Net loss applicable to common
  stockholders:
  Net loss                                     $  (240,290)  $  (166,320)
  Less dividends on Series A
    Senior Convertible
    Preferred Stock                                    ---       (32,780)
                                               ------------  ------------
Net loss applicable to common
  stockholders                                 $  (240,290)  $  (199,100)
                                               ============  ============
Net loss per common share -
  Basic and diluted                            $     (0.01)  $     (0.01)
                                               ============  ============
Weighted average number of
  common shares outstanding -
  basic and diluted                             17,894,454    15,273,598
                                               ============  ============


          See accompanying notes to consolidated financial statements.

                  GolfGear International, Inc. and Subsidiaries
                Consolidated Statements of Cash Flows (Unaudited)


                                                 Three Months Ended
                                                       March 31,
                                               ------------------------
                                                  2002         2001
                                               -----------  -----------
Cash flows from operating activities:
  Net loss                                     $ (240,290)  $ (166,320)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:
    Depreciation and amortization                  13,410       24,210
    Provision for bad debts                        11,333        1,934
    Fair value of stock options and
      warrants issued to non-employees                ---       21,450
    Loss on disposal of assets                     26,769          ---
  Changes in operating assets and
    liabilities:
     (Increase) decrease in:
      Accounts receivable                         100,186     (138,727)
      Inventories                                  93,014       51,071
      Prepaid expenses                             (4,475)      34,125
      Deposits                                        ---      (22,541)
     Increase (decrease) in:
      Accounts payable and
       accrued expenses                          (121,916)     150,833
      Accrued product warranties                    4,780        5,052
      Accrued interest payable                      3,581        5,743
      Accrued officer's compensation               17,819        6,838
                                               -----------  -----------
Net cash used in operating activities             (95,789)     (26,332)
                                               -----------  -----------
Cash flows from investing activities:
  Purchase of property and equipment               (1,444)      (1,960)
                                               -----------  -----------
Net cash used in investing activities              (1,444)      (1,960)
                                               -----------  -----------

                                  (continued)

                  GolfGear International, Inc. and Subsidiaries
          Consolidated Statements of Cash Flows (Unaudited) (continued)


                                            Three Months Ended
                                                 March 31,
                                          ------------------------
                                             2002         2001
                                          -----------  -----------
Cash flows from financing activities:
  Increase (decrease) in notes
    payable to stockholders               $      ---   $   20,666
  Decrease in bank credit line                (3,015)      (1,182)
  Proceeds from short-term borrowings            ---       40,000
    Repayments of short-term borrowings      (15,243)         ---
                                          -----------  -----------
Net cash provided by (used in)
  financing activities                       (18,258)      59,484
                                          -----------  -----------

Cash
  Net increase (decrease)                   (115,491)      31,192
  At beginning of period                     120,135       39,754
                                          -----------  -----------
  At end of period                        $    4,644   $   70,946
                                          ===========  ===========

          See accompanying notes to consolidated financial statements.

                  GolfGear International, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Unaudited)
                   Three Months Ended March 31, 2002 and 2001


1.   Basis of Presentation

The accompanying consolidated financial statements have been prepared by GolfGear International, Inc. and subsidiaries (collectively, "GolfGear" or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC")for interim financial reporting. These consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary for a fair presentation of the balance sheets, operating results, and cash flows for the periods presented. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002. Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted in accordance with the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements, and accompanying notes, included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001. The consolidated balance sheet at December 31, 2001 has been derived from the audited consolidated financial statements at that date.

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

Organization and Description of Business - The Company designs, develops and markets golf clubs and related golf products utilizing its proprietary forged face insert technology.

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

The Company will require additional capital to fund operating requirements. The Company is exploring various alternatives to raise this required capital, and has entered into a subscription agreement to raise from $2,000,000 to $4,000,000 of new capital, but there can be no assurances that the Company will be successful in this regard. To the extent that the Company is unable to secure the capital necessary to fund its future cash requirements on a timely basis and/or under acceptable terms and conditions, the Company may have to substantially reduce its operations to a level consistent with its available working capital resources. The Company may also be required to consider a formal or informal restructuring or reorganization

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, GGI, Inc., GearFit Golf Company, Pacific Golf Holdings, Inc., Bel Air - Players Group, Inc. and Leading Edge Acquisition, Inc. All significant intercompany transactions and balances have been eliminated in consolidation.

Loss Per Share - Basic earnings per share are calculated by dividing net loss applicable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that would occur if stock options and warrants were exercised. These potentially dilutive securities were anti-dilutive for all periods presented, and accordingly, basic and diluted earnings per share are the same for all periods presented. As of March 31, 2002, potentially dilutive securities consisted of outstanding stock options and warrants to acquire 2,711,601 shares and 1,281,064 shares of common stock, respectively.

2.   Stockholders' Equity

For the three months ended March 31, 2001, 3,451 shares of Series A Senior Convertible Preferred Stock were issued as payment of dividends of $31,539.

During 2001 the shares of preferred stock were converted to 2,450,030 shares of the Company's common stock equal to 14.3% of the post-converted outstanding common stock of the Company.

During the three months ended March 31, 2002 the Company canceled 100,000 shares issued to a former employee and issued 5,000 shares in consideration to the extension granted on a certain note payable.

3.   Segment and Geographic Information; Major Customers

The Company operates in one business segment. The Company sells to customers in the United States, the Far East and Europe. During the three months ended March 31, 2002, sales to customers in the United States, the Far East and Europe were $303,024 (80%), $56,032 (15%) and $18,724 (5%), respectively. During the three months ended March 31, 2001, sales to customers in the United States, the Far East and Europe were $318,903 (56%), $243,915 (43%), and $8,228
(1%)respectively.

During the three months ended March 31, 2002, three customers accounted for 45% of total sales. During the three months ended March 31, 2001, one customer accounted for approximately 43% of total sales.


4.   INVENTORIES

At March 31, 2002 and December 31, 2001, inventories consist of the following:



                                          2002        2001
                                      -----------  -----------
         Components parts             $   384,378  $  482,024

         Finished goods                   259,537     254,905
                                      -----------  -----------
                                          643,915     736,929

         Reserve for obsolescence         (45,664)    (45,664)
                                      -----------  -----------
                                      $   598,251  $  691,265
                                      ===========  ===========

5.   LEGAL PROCEEDINGS

On November 17, 2001, MC Corporation, a Japanese corporation, filed an action against the Company in the United States District Court, Central District of California. MC Corporation had purchased 210,526 shares of Series A Senior Convertible Preferred Stock in October 1999 for $2,000,000, which automatically converted into 2,450,300 shares of common stock in October 2001 (including preferred shares received as dividends and pursuant to an anti-dilution provision). MC Corporation contends that it is entitled to approximately 8,500,000 additional shares of common stock based on its interpretation of the reset provision contained in MC Corporation's 1999 stock subscription agreement. The Company disputes MC Corporation's assertion, and is vigorously defending this matter. The Company believes the reset provision in the stock subscription agreement does not apply in the manner that MC Corporation is contending. In addition, the Company has filed a cross-complaint against MC Corporation for reformation of the subscription agreement to conform it to the mutual understanding of the parties at the time it was executed.

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

6    Subsequent event

On April 8, 2002, the Company entered into a stock purchase agreement (the "Agreement") with Wyngate Limited, a Jersey Limited Company ("Wyngate"), whereby Wyngate agreed to purchase 15,000,000 shares of the Company's common stock at $0.075 per share for an aggregate purchase price of $1,125,000. Of the purchase price, $200,025 was paid upon execution of the Agreement and Wyngate executed a promissory note with interest at 2.88% per annum in favor of the Company for the balance of $924,975. Pursuant to the promissory note, the balance is due and payable October 8, 2003. The promissory note is secured pursuant to a stock pledge agreement which pledges 12,333,000 shares of the common stock, which shall be held by the Company as security for payment of the promissory note.

Funds from this transaction will be used for working capital, sales and marketing, tour promotion, inventory purchases, accounts payable, patent development and general operating expenses.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

This Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2002 contains "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, including statements that include the words "believes", "expects", "anticipates", or similar expressions. These forward-looking statements include, among others, statements concerning the Company's expectations regarding its working capital requirements, gross margin, results of operations, business, growth prospects, competition and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements included in this Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2002 involve known and unknown risks, uncertainties and other factors that could cause the actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein.

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

The Company will require additional capital to fund operating requirements. The Company is exploring various alternatives to raise this required capital, and has entered into a subscription agreement to raise from $2,000,000 to $4,000,000 of new capital, but there can be no assurances that the Company will be successful in this regard. To the extent that the Company is unable to secure the capital necessary to fund its future cash requirements on a timely basis and/or under acceptable terms and conditions, the Company may have to substantially reduce its operations to a level consistent with its available working capital resources. The Company may also be required to consider a formal or informal restructuring or reorganization

Results of Operations

Three Months ended March 31, 2002 and 2001 -

Net sales decreased to $377,780 in 2002 from $571,046 in 2001, a decrease of $193,266 or 33.8%. Net sales decreased in 2002 as compared to 2001 as a result of the lack of any sales to the Company's distributor for Japan. In 2001 the Company sold $243,915 in Japan whereas the Company was able to increase sales domestically and in China. In order to attempt to increase sales the Company will require additional capital to fund increased sales and marketing activities, as well as increased inventory levels.

Gross profit decreased to $161,517 in 2002 from $219,918 in 2001, but increased as a percentage of net sales to 42.7% in 2002 from 38.5% in 2001. The decrease in gross profit in 2002 as compared to 2001 was due to decreased sales whereas the overall increase in the margin was due to the product mix that was sold during the period.

Selling and marketing expenses increased to $113,339 in 2002 (30.0% of sales) from $84,613 in 2001 (14.8% of sales), an increase of $28,726 or 33.9%. Selling and marketing expenses increased in 2002 as compared to 2001 as a result of the Company's continued efforts to increase sales in 2002.

Tour and pro contract expenses decreased to $8,871 in 2002 (2.3% of sales) from $29,908 in 2001 (5.2% of sales), a decrease of $21,037 or 70.3%. Tour and pro contract expenses decreased in 2002 as compared to 2001 as previous obligations have expired and have not been renewed.

General and administrative expenses decreased to $221,902 in 2002 (58.7% of sales) from $238,735 in 2001 (41.8% of sales), a decrease of $16,833 (7.1%) but an overall increase as a percent of sales by 16.9%. The $16,833 decrease in general and administrative expenses are due to managements continued efforts to reduce overhead whereas the increase as a percent of sales is due to the decline in sales.

Depreciation and amortization decreased to $13,410 in 2002 from $24,210 in 2001, a decrease of $10,800 or 44.6%. The decrease is a result of the write off of Goodwill and certain other tangible assets at December 31, 2001.

Interest expense decreased to $6,183 in 2002 from $7,244 in 2001, a decrease of $1,061 or 14.6%. Interest expense decreased in 2002 as compared to 2001 as a result of repayment of loans to non-related parties.

Bad debt expense increased to $11,333 in 2002 from $1,934 in 2001, an increase of $9,399. The allowance is being calculated at 3% of sales.

Net loss was $240,290 for the three months ended March 31, 2002, as compared to a net loss of $166,320 for the three months ended March 31, 2001. An increase of $73,790 or 44.5%. This increase was result of the decrease in sales and the net disposal of $26,769 in fixed assets as a resulting from the Company's move to a new facility.

Net Loss Applicable to Common Stockholders. During the three months ended March 31, 2001, the Company recorded preferred stock dividends of $32,780, which were reflected as a return to the preferred stockholder and as an increase in the loss to common stockholders.

Liquidity and Capital Resources - March 31, 2002:

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

Operating Activities. The Company's operations utilized cash of $95,789 during the three months ended March 31, 2002, as compared to utilizing cash of $26,332 during the three months ended March 31, 2001. The increase in cash utilized in operating activities in 2002 as compared to 2001 was primarily a result of an increase in cash utilized for accounts receivables, accounts payable and inventories. At March 31, 2002, cash had decreased by $115,491, to $4,644, as compared to $120,135 at December 31, 2001. The Company had working capital deficit of $641,727 at March 31, 2002, as compared to working capital deficit of $390,171 at December 31, 2001, reflecting current ratios of 0.57:1 and 0.75:1 at March 31, 2002 and December 31, 2001, respectively.

Investing Activities. During the three months ended March 31, 2002 and 2001, net cash used in investing activities for the purchase of property and equipment was $1,444 and $1,960, respectively.

Financing Activities. During the three months ended March 31, 2002, the Company reclassed $8,500 under short-term notes from certain of its shareholders.
During the three months ended March 31, 2001, the Company borrowed $20,666 of short-term notes to its shareholders. During the three months ended March 31, 2002 and 2001, the Company reduced its bank line of credit by $3,015 and $1,182, respectively. During the three months ended March 31, 2001, the Company borrowed $40,000 under a short-term note from a related party. During the three months ended March 31, 2002, the Company repaid $15,243 of short-term notes to unrelated parties.

On April 8, 2002, the Company entered into a stock purchase agreement (the "Agreement") with Wyngate Limited, a Jersey Limited Company ("Wyngate"), whereby Wyngate agreed to purchase 15,000,000 shares of the Company's common stock at $0.075 per share for an aggregate purchase price of $1,125,000. Of the purchase price, $200,025 was paid upon execution of the Agreement and Wyngate executed a promissory note with interest at 2.88% per annum in favor of the Company for the balance of $924,975. Pursuant to the promissory note, the balance is due and payable October 8, 2003. The promissory note is secured pursuant to a stock pledge agreement which pledges 12,333,000 shares of the common stock, which shall be held by the Company as security for payment of the promissory note.

Funds from this transaction will be used for working capital, sales and marketing, tour promotion, inventory purchases, accounts payable, patent development and general operating expenses.

New Accounting Pronouncements:

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

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

On November 17, 2001, MC Corporation, a Japanese corporation, filed an action against the Company in the United States District Court, Central District of California. MC Corporation had purchased 210,526 shares of Series A Senior Convertible Preferred Stock in October 1999 for $2,000,000, which automatically converted into 2,450,300 shares of common stock in October 2001 (including preferred shares received as dividends and pursuant to an anti-dilution provision). MC Corporation contends that it is entitled to approximately 8,500,000 additional shares of common stock based on its interpretation of the reset provision contained in MC Corporation's 1999 stock subscription agreement. The Company disputes MC Corporation's assertion, and is vigorously defending this matter. The Company believes the reset provision in the stock subscription agreement does not apply in the manner that MC Corporation is contending. In addition, the Company has filed a cross-complaint against MC Corporation for reformation of the subscription agreement to conform it to the mutual understanding of the parties at the time it was executed.

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



ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(c) Recent sales of unregistered securities

During the three months ended March 31, 2002 the Company canceled 100,000 shares issued to a former employee and issued 5,000 shares in consideration to the extension granted on a certain note payable. During the three months ended March 31, 2002, the Company did not issue any stock options or warrants to purchase common stock.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits: None

     (b)  Reports on Form 8-K - Three Months Ended March 31, 2002:

          April 08, 2002 - GolfGear International, Inc. (the "Company") entered into a stock purchase agreement (the "Agreement") with Wyngate Limited, a Jersey Limited Company ("Wyngate"), whereby Wyngate agreed to purchase 15,000,000 shares of the Company's common stock at $0.075 per share for an aggregate purchase price of $1,125,000.

                                 SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     GOLFGEAR INTERNATIONAL, INC.
                                     -----------------------------
                                             (Registrant)



Date: May 14, 2002              By:  /s/ DONALD A. ANDERSON
                                   -------------------------------
                                     Donald A. Anderson
                                     President
                                     (Duly Authorized Officer)



Date: May 14, 2002              By:   /s/ DANIEL C. WRIGHT
                                   -------------------------------
                                     DANIEL C. WRIGHT
                                     Chief Financial Officer
                                     (Principal Financial Officer)