Form 10KSB/A
period 2001-12-31
GOLFGEAR INTERNATIONAL INC
filed 2002-06-17
CIK 1053210

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                                   FORM 10-KSB
                                AMENDMENT NO. 1

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


                                              GOLFGEAR INTERNATIONAL, INC.
                                              ----------------------------

(Registrant)


Date:  June 14, 2002                          By:  /S/  Donald A. Anderson
                                                   -------------------------
                                                   Donald A. Anderson
                                                   President


     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  June 14, 2002                          By:  /S/  Donald A. Anderson
                                                   -------------------------
                                                   Donald A. Anderson
                                                   President and Director


Date:  June 14, 2002                          By:  /S/ Robert N. Weingarten
                                                   -------------------------
                                                   Robert N. Weingarten


Date:  June 14, 2002                          By:  /S/  Frank X. McGarvey
                                                   -------------------------
                                                   Frank  X. McGarvey
                                                   Director


Date:  June 14, 2002                          By:  /S/  Donald A. Anderson
                                                   -------------------------
                                                   Naoya Kinoshita
                                                   Director


Date:  June 14, 2002                          By:  /S/  Robert Williams
                                                   -------------------------
                                                   Robert Williams
                                                   Director


Date:  June 14, 2002                          By:  /S/  Daniel Wright
                                                   -------------------------
                                                   Daniel Wright
                                                   Chief Financial Officer

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




                                                   GOOD SWARTZ BROWN & BERNS LLP
Los  Angeles,  California
April 4, 2002 (except for Note 14, as to which the date is April 8, 2002)

                  GOLFGEAR INTERNATIONAL, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2001 AND 2000

                                                                 2001          2000
                                                             ------------  ------------

                                     ASSETS
CURRENT ASSETS
  Cash                                                       $   120,135   $    39,754
  Accounts receivable, net of allowance
     for doubtful accounts of $78,337 in 2001
     and $123,000 in 2000                                        335,755       490,055
  Inventories                                                    691,265       955,976
  Prepaid expenses                                                22,450        64,817
                                                             ------------  ------------
      TOTAL CURRENT ASSETS                                     1,169,605     1,550,602
PROPERTY AND EQUIPMENT, net of accumulated
depreciation                                                     128,754       181,843
                                                             ------------  ------------
OTHER ASSETS
  Goodwill, net of accumulated amortization                         ----       194,356
  Patents and trademarks, net of accumulated amortization         83,922       106,973
  Deposits                                                        12,400        17,106
                                                             ------------  ------------
      TOTAL OTHER ASSETS                                          96,322       318,435
                                                             ------------  ------------
                                                             $ 1,394,681   $ 2,050,880
                                                             ============  ============


                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
TOTAL CURRENT LIABILITIES
  Accounts payable and accrued expenses                      $ 1,127,427     $ 979,152

  Income tax payable                                               8,000         4,000

  Accrued product warranties                                     101,593        81,880

  Accrued interest                                                 8,438         2,737

  Accrued officers' compensation                                  82,461        46,590

  Bank line of credit                                             57,100        66,127

  Notes payable to directors and shareholders                    105,666        48,655

  Notes payable, current portion                                  69,091        34,468
                                                             ------------  ------------
                                                               1,559,776     1,263,609
NON-CURRENT LIABILITIES
  Note payable, net of current portion                            50,000        50,000
                                                             ------------  ------------

          TOTAL LIABILITIES                                    1,609,776     1,313,609
                                                             ------------  ------------
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
                                          =========  ========  ==========  =======  ===========  =============  ===========

                                          See Notes to Consolidated Financial Statements

                 GOLFGEAR INTERNATIONAL, INC., AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                                  2001         2000
                                                              ------------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                    $(1,016,981)  $(962,256)
  Adjustments to reconcile net loss
    to net cash provided by (used in) operating activities:

      Depreciation and amortization                               115,539     117,920
      Write-down of goodwill                                      150,385         ---
      Provision for bad debts                                     149,945     156,410
      Common stock issued for services                             64,615     157,375
      Loss on disposal of fixed assets                             12,191       7,439
      Fair value of options and  warrants
        issued to non-employees                                       ---      94,100
      Changes in operating assets and liabilities:
        (Increase) decrease in:
          Accounts receivable                                       4,355    (200,251)
          Inventories                                             264,711    (503,704)
          Prepaid expenses                                         42,367     (11,208)
          Deposits                                                  4,706      11,419
        Increase (decrease) in
          Accounts payable and accrued expenses                   152,275     407,744
          Accrued product warranties                               19,713      20,880
          Accrued interest                                          5,701      (9,711)
          Accrued officers' compensation                           35,871      43,300
                                                              ------------  ----------
          NET CASH PROVIDED BY (USED IN)                            5,393    (670,543)
        OPERATING  ACTIVITIES                                 ------------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment                              (7,618)   (110,130)
                                                              ------------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES

    Increase in notes payable to directors and shareholders        57,511      13,221
    Increase (decrease) in bank credit line                        (9,027)     50,107
    Proceeds from short-term borrowings                            51,929        ----
    Repayments on short-term borrowings                           (17,807)    (36,163)
                                                              ------------  ----------

    NET CASH PROVIDED BY  FINANCING ACTIVITIES                     82,606      27,165
                                                              ------------  ----------
NET INCREASE (DECREASE) IN CASH                                    80,381    (753,508)
CASH, BEGINNING OF PERIOD                                          39,754     793,262
                                                              ------------  ----------
CASH, END OF PERIOD                                           $   120,135   $  39,754
                                                              ============  ==========
CASH PAID FOR:
    Interest                                                  $     4,109   $  20,468
NON-CASH INVESTING AND FINANCING ACTIVITIES:
    Conversion of liabilities into common stock               $      ----   $ 186,800
    Issuance of preferred shares for payment of dividend      $   110,704   $ 127,590
    Common stock issued in acquisitions                       $      ----   $ 100,200
    Conversion of accounts payable into notes payable

    Common stock issued for future services                   $    64,615   $  18,000
    Liabilities assumed in acquisitions                       $      ----   $  75,000
    Fair value of warrants issued in acquisitions             $      ----   $  44,650
    Fair value of warrants issued for future services         $      ----   $  20,500

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