Form 10QSB
period 2002-06-30
GOLFGEAR INTERNATIONAL INC
filed 2002-08-19
CIK 1053210

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For  the  Quarterly  Period  Ended  June  30,  2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For  the  transition  period  from  _________  to  _________

                        Commission File Number:  0-28007

                          GOLFGEAR INTERNATIONAL, INC.
        ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            Nevada                                  43-1627555
-------------------------------              ----------------------
(State or other jurisdiction of               (I.R.S.  Employer
 incorporation or organization)             Identification  Number)


           5285 Industrial Drive, Huntington Beach, California  92649
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of June 30, 2002, the Company had 34,511,454 shares of common stock issued and outstanding.

Transitional  Small  Business  Disclosure  Format:  Yes  [ ]  No  [X]

Documents  incorporated  by  reference:  None.

                  GOLFGEAR INTERNATIONAL, INC. AND SUBSIDIARIES

                                      INDEX


PART  I.   FINANCIAL  INFORMATION

     Item  1.  Financial  Statements

          Consolidated Balance Sheets - June 30, 2002 (Unaudited) and December 31, 2001

          Consolidated Statements of Operations (Unaudited) - Three Months and Six Months Ended June 30, 2002 and 2001

          Consolidated Statements of Cash Flows (Unaudited) - Six Months Ended June 30, 2002 and 2001

          Notes to Consolidated Financial Statements (Unaudited) - Six Months Ended June 30, 2002 and 2001

     Item  2.     Management's  Discussion  and  Analysis  or  Plan of Operation


PART  II.  OTHER  INFORMATION

     Item  1  -  Legal  proceedings

     Item  2  -  Recent  sales  of  unregistered  securitites

     Item  6  -  Exhibits  and  reports  on  form  8-K



SIGNATURES

EXHIBIT

                  GolfGear International, Inc. and Subsidiaries
                          Consolidated Balance Sheets


                                                        June 30,   December 31,
                                                          2002         2001
                                                       ----------  -------------
                                                      (Unaudited)
ASSETS

Current assets:
  Cash                                                 $1,135,782  $     120,135
  Accounts receivable, net of
    allowance for doubtful
    accounts of $60,261, and
    $78,337 at June 30, 2002,
    and December 31, 2001,
    respectively                                          301,815        335,755
  Inventories                                             642,033        691,265
  Prepaid expenses                                         43,510         22,450
                                                       ----------  -------------
Total current assets                                    2,123,140      1,169,605
                                                       ----------  -------------

Property and equipment, net
  of accumulated depreciation                             105,119        128,754
                                                       ----------  -------------
Other assets:
  Patents and trademarks, net
    of accumulated amortization                            73,828         83,922
  Deferred financing costs, net                           487,384            ---
  Infomercial costs                                       167,678            ---
  Deposits                                                  7,770         12,400
                                                       ----------  -------------
                                                          736,660         96,322
                                                       ----------  -------------
Total assets                                           $2,964,919  $   1,394,681
                                                       ==========  =============

                                  (continued)

                  GolfGear International, Inc. and Subsidiaries
                    Consolidated Balance Sheets (continued)


                                                  June 30,     December 31,
                                                    2002           2001
                                                ------------  --------------
                                                 (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable and accrued
    expenses                                    $   821,654   $   1,127,427
  Income tax payable                                  4,000           8,000
  Accrued product warranties                        110,234         101,593
  Accrued interest payable                           13,288           8,438
  Accrued officers' compensation                     70,065          90,961
  Bank credit line payable                           51,069          57,100
  Notes payable to stockholders                         ---          97,166
  Notes payable, current portion                     83,177          69,091
                                                ------------  --------------
Total current liabilities                         1,153,487       1,559,776
                                                ------------  --------------
Non-current liabilities:
  Note payable                                          ---          50,000

  Convertible debentures                          2,040,000             ---


Stockholders' equity (deficit):
Common stock, $0.001 par value;
  Authorized - 50,000,000 shares
  Issued and outstanding -
  34,586,454 shares and 17,989,454
  shares at June 30, 2002 and
  December 31, 2001, respectively                    34,586          17,989
Additional paid-in capital                       10,522,046       8,901,273
Accumulated deficit                              (9,833,975)     (9,134,357)
                                                ------------  --------------
  Total stockholders' equity (deficit)              696,407        (215,095)
                                                ------------  --------------
Common stock purchase
 receivable note                                   (924,975)            ---
                                                ------------  --------------
                                                   (228,568)       (215,095)
                                                ------------  --------------
Total liabilities and
  stockholders' equity (deficit)                $ 2,964,919   $   1,394,681
                                                ============  ==============

          See accompanying notes to consolidated financial statements.

   GolfGear International, Inc. and Subsidiaries
  Consolidated Statements of Operations (Unaudited)

                                      Three Months Ended
                                          June  30,
                                 --------------------------
                                     2002          2001
                                 ------------  ------------
Sales                            $   386,066   $   740,480

Cost of goods sold                   347,959       365,511
                                 ------------  ------------
Gross profit                          38,107       374,969
                                 ------------  ------------

Expenses:
  Selling and marketing              160,119       132,167
  Tour and pro contracts               9,795        25,156
  Provision for bad debts             11,582        57,777
  General and administrative         352,207       344,717
  Depreciation and amortization       16,474        31,046
                                 ------------  ------------
Total expenses                       550,177       590,863
                                 ------------  ------------
Net loss from operations            (512,070)     (215,894)

Other income (expense):
  Gain on settlement of
    accounts payable                  57,274           ---
  Interest income                      6,712           523
  Interest expense                   (37,494)       (6,715)
                                 ------------  ------------
Net loss                         $  (485,578)  $  (222,086)
                                 ============  ============

Net loss applicable to common
  stockholders:
  Net loss                       $  (485,578)  $  (222,086)
  Less dividends on Series A
    Senior Convertible
    Preferred Stock                      ---       (32,634)
                                 ------------  ------------
Net loss applicable to common
  stockholders                   $  (485,578)  $  (255,720)
                                 ============  ============
Net loss per common share -
  Basic and diluted              $     (0.02)  $     (0.03)
                                 ============  ============
Weighted average number of
  common shares outstanding -
  basic and diluted               33,793,354    15,273,598
                                 ============  ============

See accompanying notes to consolidated financial statements.

        GolfGear International, Inc. and Subsidiaries
      Consolidated Statements of Operations (Unaudited)

                                      Six  Months  Ended
                                           June  30,
                                 --------------------------
                                     2002          2001
                                 ------------  ------------
Sales                            $   763,846   $ 1,311,526

Cost of goods sold                   564,222       716,639
                                 ------------  ------------
Gross profit                         199,624       594,887
                                 ------------  ------------

Expenses:
  Selling and marketing              273,458       216,780
  Tour and pro contracts              18,666        55,064
  Provision for bad debts             22,915        59,711
  General and administrative         574,109       583,452
  Depreciation and amortization       29,884        55,256
                                 ------------  ------------
Total expenses                       919,032       970,263
                                 ------------  ------------
Net loss from operations            (719,408)     (375,376)

Other income (expense):
  Gain settlement of
    accounts payable                  57,274           ---
  Interest income                      6,712           929
  Interest expense                   (43,677)      (13,959)
  Loss on disposal of assets         (26,769)          ---
                                 ------------  ------------
Net loss                         $  (725,868)  $  (388,406)
                                 ============  ============

Net loss applicable to common
  stockholders:
  Net loss                       $  (725,868)  $  (388,406)
  Less dividends on Series A
    Senior Convertible
    Preferred Stock                      ---       (66,414)
                                 ------------  ------------
Net loss applicable to common
  stockholders                   $  (725,868)  $  (454,820)
                                 ============  ============
Net loss per common share -
  Basic and diluted              $     (0.03)  $     (0.03)
                                 ============  ============
Weighted average number of
  common shares outstanding -
  basic and diluted               25,875,571    15,273,598
                                 ============  ============

See accompanying notes to consolidated financial statements.

        GolfGear International, Inc. and Subsidiaries
       Consolidated Statements of Cash Flows (Unaudited)

                                          Six  Months  Ended
                                               June  30,
                                        ----------------------
                                           2002        2001
                                        ----------  ----------
Cash flows from operating activities:
 Net loss                               $(725,868)  $(388,406)
 Adjustments to reconcile net loss
  to net cash provided by (used
  in) operating activities:
  Depreciation and amortization            29,884      55,256
  Provision for obsolete inventory         93,680         ---
  Amortization of financing costs          28,670         ---
  Provision for bad debts                  22,915      59,711
  Gain on settlement of
    accounts payable                      (57,274)        ---
  Fair value of stock options and
    warrants issued to non-employees          ---      46,065
  Loss on disposal of assets               26,769         ---
Changes in operating assets and
  liabilities:
   (Increase) decrease in:
    Accounts receivable                    11,025    (207,430)
    Inventories                           (44,449)    362,122
    Prepaid expenses                      (21,059)      1,917
    Deposits                                4,630      12,217
  Increase (decrease) in:
    Accounts payable and
       accrued expenses                   222,249)     78,437
    Accrued product warranties              8,641      10,208
    Accrued interest payable                4,850       6,743
    Accrued officer's compensation        (20,896)     12,000
                                        ----------  ----------
Net cash provided by (used
 in) operating activities                (864,731)     48,840
                                        ----------  ----------
Cash flows from investing activities:
  Purchase of property and equipment      (22,924)    (90,881)
  Infomercial costs                      (167,678)        ---
                                        ----------  ----------
Net cash used in investing activities    (190,602)    (90,881)
                                        ----------  ----------

                              (continued)

      GolfGear  International,  Inc.  and  Subsidiaries
Consolidated Statements of Cash Flows (Unaudited) (continued)

                                         Six  Months  Ended
                                              June  30,
                                        ---------------------
                                           2002        2001
                                        -----------  --------
Cash flows from financing activities:
 Increase (decrease) in notes
    payable to stockholders             $  (97,166)  $20,666
 Decrease in bank credit line               (6,031)   (1,182)
 Proceeds from sale of
    convertible debentures               2,040,000       ---
 Deferred finaning costs                   (29,934)      ---
 Proceeds from short-term borrowings           ---    40,000
 Repayments of short-term borrowings       (35,914)      ---
 Proceeds from sale of common stock        200,025       ---
                                        -----------  --------
Net cash provided by (used in)
 financing activities                    2,070,980    65,484
                                        -----------  --------

Cash:
 Net increase                            1,015,647    23,443
 At beginning of period                    120,135    39,754
                                        -----------  --------
 At end of period                        1,135,782   $63,197
                                        ===========  ========
Non-cash Transactions:

 Deferred financial costs               $ (486,120)      ---
                                        ===========  ========

 Settlement of accounts payable         $  183,524       ---
 New note issued                           100,000       ---
 Value of stock issued                      26,250       ---
                                        -----------  --------
 Gain on settlement of
   accounts payable                     $   57,274       ---
                                        ===========  ========

Other Cash Information:
 Interest paid                          $    7,283       ---
                                        ===========  ========
 Taxes paid                             $    6,643       ---
                                        ===========  ========


See accompanying notes to consolidated financial statements.

                  GolfGear International, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Unaudited)
                     Six Months Ended June 30, 2002 and 2001


1. Basis of Presentation

The accompanying consolidated financial statements have been prepared by GolfGear International, Inc. and subsidiaries (collectively, "GolfGear" or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC")for interim financial reporting. These consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary for a fair presentation of the balance sheets, operating results, and cash flows for the periods presented. Operating results for the three and six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002. Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted in accordance with the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements, and accompanying notes, included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001. The consolidated balance sheet at December 31, 2001 has been derived from the audited consolidated financial statements at that date.

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

Organization and Description of Business - The Company designs, develops and markets premium golf clubs and related golf products utilizing its proprietary forged face insert technology.

The golf club industry is highly seasonal, with most companies experiencing up to 60% of their annual sales between February and June, with an additional 20% of their annual sales occurring between October and December for the Christmas buying season.

The Company is attempting to increase revenues through various means, including expanding brands and product offerings, new marketing programs, and the production of on an infomercial, which it hopes will air in late November or early December. These types of programs take time to develop and the results of any successful program may not be apparent in the Company's revenues for 2002.

The Company has raised $2,240,025 in new capital, and is currently attempting to raise additional capital but there can be no assurances that the Company will be successful in this regard. To the extent that the Company is unable to secure the capital necessary to fund its future cash requirements on a timely basis and/or under acceptable terms and conditions, the Company may have to reduce its operations to a level consistent with its available working capital resources.

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, GearFit Golf Company, Pacific Golf Holdings, Inc., Bel Air - Players Group, Inc. and Leading Edge Acquisition, Inc. All significant intercompany transactions and balances have been eliminated in consolidation.

Loss Per Share - Basic earnings per share are calculated by dividing net loss applicable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that would occur if stock options, and warrants were exercised. These potentially dilutive securities were anti-dilutive for all periods presented, and accordingly, basic and diluted earnings per share are the same for all periods presented. As of June 30, 2002 and 2001, potentially dilutive securities consisted of outstanding stock options and warrants to acquire 3,179,721 shares and 2,622,789 shares of common stock, respectively.

2. Convertible Debentures

On June 6, 2002, GolfGear International, Inc. (the "Company") completed the sale of $2,000,000 of convertible debentures. The debentures are convertible into common stock at $0.25 per share for a period of twelve (12) months commencing six (6) months after the initial sale of the debentures. The debentures are secured by the Company's patents. For each share of common stock issued upon conversion of the debentures, one (1) common stock purchase warrant will be issued, which will be exercisable for a period of eighteen (18) months at $0.10 per share. The costs associated with the issuance of the Debentures have been capitalized and are being amortized over the 18 months. If the Debentures convert to equity prior to the 18 month term the unamortized portion will be debited to additional paid in capital. The Company has not recognized any expense for the warrants at this time because the warrants are only issued when and if the debentures convert to stock. At that point the company will treat the value of the warrants as a cost of equity.

Pursuant to the terms of this financing, on June 11, 2002 Wyngate's President, Peter H. Pocklington, was appointed as Chairman of the Board of Directors and Chief Executive Officer. The financing also provides for Wyngate to appoint a majority of the Board of Directors of the Company. To this end Wyngate has only appointed Roger Miller and Dean Rienmuth. With the resignation of Frank Mc Garvey the new appointees is only equal to the current number of sitting board members. Don Anderson, the Company's founder, remained with the Company as President and Chief Operating Officer.


3.  Stockholders' Equity

For the three months ended June 30, 2001, 3,541 shares of Series A Senior Convertible Preferred Stock were issued as payment of dividends of $33,634.

For the six months ended June 30, 2001, 6,992 shares of Series A Senior Convertible Preferred Stock were issued as payment of dividends of $66,414.

During the three months ended June 30, 2002 the Company canceled 5,000 shares issued to a former employee.

During the six months ended June 30, 2002 the Company canceled 105,000 shares issued to a former employee and issued 5,000 shares in consideration for an extension granted on a certain note payable.

On March 23, 2002 the Company entered into an agreement for the sale of 15,000,000 shares of its common stock, for $1,125,000, at which time $200,025 was received in cash and $924,975 in a promissory note with interest at 2.88% per annum. Pursuant to the promissory note, the balance is due and payable October 8, 2003. The promissory note is secured by a stock pledge agreement which pledges 12,333,000 shares of the common stock, which shall be held by the Company as security for payment of the promissory note.

On May 30, 2002, the Company entered into a settlement agreement and mutual general release (the "Settlement Agreement") with MC Corporation. The Settlement Agreement provided that the Company issue a total of 3,000,000 shares of common stock to MC Corporation, of which 2,450,330 shares have already been reflected as issued and outstanding in the Company's financial statements at December 31, 2001 and March 31, 2002. The additional 549,700 shares of common stock are reflected as issued and outstanding in the June 30 2002.

On June 6, 2002 the Company completed the sale of $2,000,000 of convertible debentures. The debentures are convertible into common stock at $0.25 per share for a period of twelve (12) months commencing six (6) months after the initial sale of the debentures. As part of this financing, the Company issued 1,072,000 shares of its common stock as a finders fee.

Effective June 30, 2002 the Company issued 75,000 shares of common stock as part of accounts payable settlement on a debt of $183,524. The Company recorded note payable of $100,000 and a gain of $57,274. The Stock was valued at the current market price of $26,250.

4. Segment and Geographic Information;

The Company operates in one business segment. The Company sells to customers in the United States, and the rest of the world. During the three months ended June 30, 2002, sales to customers in the United States, and the rest of the world were $391,137, and $13,724, respectively. During the three months ended June 30, 2001, sales to customers in the United States, and the rest of the world were $712,303, and $28,177 respectively.

During the six months ended June 30, 2002, sales to customers in the United States, and the rest of the world were $689,719, and $74,127, respectively. During the six months ended June 30, 2001, sales to customers in the United States, and the rest of the world were $1,000,163, and $311,363 respectively.

5. Inventories

At June 30, 2002 and December 31, 2001, inventories consist of the following:

                            2002       2001
                          ---------  --------

Components parts          $334,823   $482,024

Finished goods             352,874    254,905
                          ---------  ---------
                           687,697    736,929

Reserve for obsolescence   (45,664)   (45,664)
                          ---------  ---------

                          $642,033   $691,265
                          =========  =========

6. Legal Proceedings

On November 17, 2001, MC Corporation, a Japanese corporation, filed an action against the Company in the United States District Court, Central District of California. MC Corporation had purchased 210,526 shares of Series A Senior Convertible Preferred Stock in October 1999 for $2,000,000 which, combined with the 34,504 shares of preferred stock received as dividends and pursuant to an anti-dilution provision, automatically converted into 2,450,300 shares of common stock in October 2001 pursuant to a subscription agreement dated September 1, 1999 (the "Subscription Agreement"). MC Corporation contended that it was entitled to approximately an additional 8,500,000 shares of common stock based on its interpretation of the reset provision contained in the Subscription Agreement. The Company filed a cross-complaint against MC Corporation for reformation of the Subscription Agreement to conform it to the mutual understanding of the parties at the time it was executed.

MC Corporation had also been the exclusive distributor of the Company's products in Japan since September 1999. Effective March 5, 2002, the Company terminated its distribution agreement with MC Corporation as a result of MC Corporation's failure to comply with the terms of the distribution agreement.

On May 30, 2002, the Company entered into a settlement agreement and mutual general release (the "Settlement Agreement") with MC Corporation, John Kura and Keizaikai USA, Inc. (hereinafter collectively referred to as the "MC Corporation parties"). The Settlement Agreement provides that the Company issue a total of 3,000,000 shares of common stock to MC Corporation, consisting of 2,450,300 shares of common stock for the conversion at (the specified ten to one conversion rate) of 245,030 shares of convertible preferred stock previously issued to MC Corporation, and an additional 549,700 shares of common stock for other consideration. The 2,450,330 shares have already been reflected as issued and outstanding in the Company's financial statements at December 31, 2001 and March 31, 2002. The additional 549,700 shares of common stock are reflected as issued and outstanding in the June 30 2002. The Company was given the right of first refusal to repurchase any shares of common stock owned by MC Corporation it may desire to sell in a private transaction for a period of eighteen (18) months from the date of execution of the Settlement Agreement. All stock options and warrants owned by the MC Corporation parties were cancelled and MC Corporation's anti-dilution rights arising under the Settlement Agreement were terminated. The Settlement Agreement also provides that MC Corporation's representative on the Company's Board of Directors will resign, and the Company's distribution agreement with MC Corporation was formally terminated.

The MC Corporation parties agreed to restrict the sale of their shares of common stock in a public transaction for a period of eighteen (18) months as follows: no sale of shares shall be made during the first six (6)months; during the second six (6) months, the MC Corporation parties agreed to sell no more than fifty percent (50%) of the limitation on volume restrictions contained in Rule 144(e) of the Securities Act of 1933, as amended; during the third six (6) month period, all sales must be made in compliance with the volume limitations contained in Rule 144(e).

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

This Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2002 contains "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, including statements that include the words "believes", "expects", "anticipates", or similar expressions. These forward-looking statements include, among others, statements concerning the Company's expectations regarding its working capital requirements, gross margin, results of operations, business, growth prospects, competition and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements included in this Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2002 involve known and unknown risks, uncertainties and other factors that could cause the actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein.

Overview:

The Company designs, develops and markets premium golf clubs and related golf products. The Company utilizes its proprietary forged face insert technology to offer a full line of golf equipment. The Company's patent portfolio with respect to insert technology is the largest and most comprehensive in the golf industry, with nine domestic and foreign patents issued related to forged face insert technology. These patents incorporate a wide variety of forged face insert materials, including titanium, beryllium copper, stainless steel, carbon steel, aluminum, and related alloys thereof, and include technology relating to varying the face thickness of the insert.

The Company operates in one business segment. The Company sells to customers in the United States, the Far East and Europe.

The golf club industry is highly seasonal, with most companies experiencing up to 60% of their annual sales between February and June, with an additional 20% of their annual sales occurring between October and December for the Christmas buying season.

The consolidated financial statements include the accounts of the Company and its direct and indirect wholly-owned subsidiaries, Gear Fit Golf Company, Pacific Golf Holdings, Inc., Bel Air-Players Group, Inc. and Leading Edge Acquisition, Inc. All significant inter-company transactions and balances have been eliminated in consolidation.

The Company is attempting to increase revenues through various means, including expanding brands and product offerings, new marketing programs, and the production of on an infomercial, which it hopes will air in late November or early December. These types of programs take time to develop and the results of any successful program may not be apparent in the Company's revenues for 2002.

The Company has raised $2,240,025 in new capital, and is currently attempting to raise additional capital but there can be no assurances that the Company will be successful in this regard. To the extent that the Company is unable to secure the capital necessary to fund its future cash requirements on a timely basis and/or under acceptable terms and conditions, the Company may have to substantially reduce its operations to a level consistent with its available working capital resources.

Results of Operations

Three Months ended June 30, 2002 and 2001 -

Net sales decreased to $386,066 in 2002 from $740,480 in 2001, a decrease of $354,414 or 47.9%. The Company's sales in the second and third quarter are generally re-orders. The lack of working capital in the first quarter delayed the production of inventory resulting in the loss of the initial sell-in. These initially lost sales result in the loss of re-orders significantly affecting the Company's second quarter sales. The Company also believes that the decline in sales to its major customers has been caused be the general economic slowdown and the softness in the equipment industry.

Gross profit decreased to $38,107 in 2002 from $374,969 in 2001, and decreased as a percentage of net sales to 9.9% in 2002 from 50.6% in 2001. The gross profit would have been $169,483 or 43.9% if it had not been for several factors including a 10% increase in freight-in expense a result of the lack of working capital and the Company's inability to take advantage of greater lead times. The Company also chose to write-down older inventory - a total of $93,681 or 24% of the gross profit. This was done in anticipation of the introduction of new product preventing the Company from recovering its cost on the older inventory.

Selling and marketing expenses increased to $160,119 in 2002 (41.5% of sales) from $132,167 in 2001 (17.8% of sales), an increase of $27,952 or 21.1%. Selling and marketing expenses increased in 2002 as compared to 2001 as a result of the Company's continued efforts to increase sales in 2002.

Tour and pro contract expenses decreased to $9,795 in 2002 (2.5% of sales) from $25,156 in 2001 (3.4% of sales), a decrease of $15,361 or 61.1%. Tour and pro contract expenses decreased in 2002 as compared to 2001 as previous obligations have expired and have not been renewed.

General and administrative expenses increased to $352,207 in 2002 (91.2% of sales) from $344,717 in 2001 (46.6% of sales), an increase of $7,490 (2.2%).

Depreciation and amortization decreased to $16,474 in 2002 from $31,046 in 2001, a decrease of $14,572 or 46.9%. The decrease is a result of the write off of Goodwill and certain other tangible assets at December 31, 2001.

Interest expense increased to $37,494 in 2002 from $6,715 in 2001, an increase of $30,779. Interest expense increased in 2002 as compared to 2001 due to the sale of the convertible debenture. The debenture bears interest at seven percent (7%). The sales of the debenture resulted in $487,348 in capitalized financing costs. These costs are being amortized over the 18-month life of the debenture.

Bad debt expense decreased to $11,582 in 2002 from $57,777 in 2001, a decrease of $46,195. The allowance in 2002 is being calculated at 3% of sales where as in 2001 specific accounts were being reserved for.

Net loss was $485,578 for the three months ended June 30, 2002, as compared to a net loss of $222,086 for the three months ended June 30, 2001. An increased loss of $263,492 or 118.6%. The main factor in the increased loss was the decrease in sales.

Net Loss Applicable to Common Stockholders. During the three months ended June 30, 2001, the Company recorded preferred stock dividends of $32,634, which were reflected as a return to the preferred stockholder and as an increase in the loss to common stockholders. The Company did not have preferred stock in 2002.

Six Months ended June 30, 2002 and 2001 -

Net sales decreased to $763,846 in 2002 from $1,311,526 in 2001, a decrease of $547,680 or 41.8%. The Company's sales in the second and third quarter are generally re-orders. The lack of working capital in the first quarter delayed the production of inventory resulting in the loss of the initial sell-in. These initially lost sales resulted in the loss of re-orders significantly affecting the Company's second quarter sales. In 2001 the Company sold $243,915 in Japan but had no sales there in 2002. The Company terminated its distribution agreement with MC Corporation as a result of MC Corporation's failure to comply with the terms of the distribution agreement. Additionally the Company believes that the decline in sales to its major customers is a result of the general economic slowdown and the softness in the equipment industry.

Gross profit decreased to $199,624 in 2002 from $594,887 in 2001, but decreased as a percentage of net sales to 26.1% in 2002 from 45.4% in 2001. The gross profit would have been $330,524 or 43.3% if it had not been for several factors including a 10% increase in freight-in expense a result of the lack of working capital and the Company's inability to take advantage of greater lead times. The Company also chose to write-down older inventory - a total of $93,681 or 12% of the gross profit. This was done in anticipation of the introduction of new product preventing the Company from recovering its cost on the older inventory.

Selling and marketing expenses increased to $273,458 in 2002 (35.8% of sales) from $216,780 in 2001 (16.5% of sales), an increase of $56,678 or 26.1%. Selling and marketing expenses increased in 2002 as compared to 2001 as a result of the Company's continued efforts to increase sales in 2002.

Tour and pro contract expenses decreased to $18,666 in 2002 (2.4% of sales) from $55,064 in 2001 (2.4% of sales), a decrease of $36,398 or 66.1%. Tour and pro contract expenses decreased in 2002 as compared to 2001 as previous obligations have expired and have not been renewed.

General and administrative expenses decreased to $574,109 in 2002 (75.2% of sales) from $583,452 in 2001 (44.5% of sales), a decrease of $9,343 (1.6%).

Depreciation and amortization decreased to $29,884 in 2002 from $55,256 in 2001, a decrease of $25,372 or 45.9%. The decrease is a result of the write off of Goodwill and certain other tangible assets at December 31, 2001.

Interest expense increased to $43,677 in 2002 from $13,959 in 2001, an increase of $29,718. Interest expense increased in 2002 as compared to 2001 due to the sale of the convertible debenture. The debenture bears interest at seven percent (7%). The sales of the debenture resulted in $487,348 in capitalized financing costs. These costs are being amortized over the 18-month life of the debenture.

Bad debt expense decreased to $22,915 in 2002 from $59,711 in 2001, an decrease of $36,796. The allowance in 2002 is being calculated at 3% of sales where as in 2001 specific accounts were being reserved for.

Net loss was $725,868 for the six months ended June 30, 2002, as compared to a net loss of $388,406 for the six months ended June 30, 2001. An increased loss of $337,462 or 86.9%. This increase was result of the decrease in sales, increased expenses and the write-down of selected inventory.

Net Loss Applicable to Common Stockholders. During the three months ended June 30, 2001, the Company recorded preferred stock dividends of $66,414, which were reflected as a return to the preferred stockholder and as an increase in the loss to common stockholders. The Company did not have preferred stock in 2002.

Liquidity and Capital Resources - June 30, 2002:

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

Operating Activities. The Company's operations utilized cash of $864,731 during the six months ended June 30, 2002, as compared to cash of $48,840 provided by the six months ended June 30, 2001. The increase in cash utilized in operating activities in 2002 as compared to 2001 was primarily a result of a much greater loss. At June 30, 2002, cash had increased by $1,015,647, to $1,135,782, as compared to $120,135 at December 31, 2001. The Company had working capital of $969,653 at June 30, 2002, as compared to working capital deficit of $390,171 at December 31, 2001, reflecting current ratios of 1.84:1 and 0.75:1 at June 30, 2002 and December 31, 2001, respectively.

Investing Activities. During the six months ended June 30, 2002 and 2001, net cash used in investing activities was $190,602 and $90,881, respectively. During the six months ended June 30, 2002 the Company invested $167,678 in the production of an infomercial. The Company also invested $22,924 in other fixed assets. During the six months ended 2001 the Company invested $90,881 in fixed assets.

Financing Activities. During the six months ended June 30, 2002, the Company repaid certain shareholders and directors $97,166. During the six months ended June 30, 2001, the Company borrowed $26,164 net of payments on short-term notes from its shareholders and directors. During the six months ended June 30, 2002 and 2001, the Company reduced its bank line of credit by $6,031 and $1,182, respectively.

During the six months ended June 30, 2002, The Company sold $2,040,000 in the form of a convertible debenture. The debentures are convertible into common stock at $0.25 per share for a period of twelve (12) months commencing six (6) months after the initial sale of the debentures. The debentures are secured by the Company's patents. For each share of common stock issued upon conversion of the debentures, one (1) common stock purchase warrant will be issued, which will be exercisable for a period of eighteen (18) months at $0.10 per share. The costs associated with the issuance of the Debentures have been capitalized and are being amortized over the 18 months. If the Debentures convert to equity prior to the 18 month term the unamortized portion will be debited to additional paid in capital.

Pursuant to the terms of this financing, on June 11, 2002 Wyngate's President, Peter H. Pocklington, was appointed as Chairman of the Board of Directors and Chief Executive Officer. The financing also provides for Wyngate to appoint a majority of the Board of Directors of the Company. To this end Wyngate has only appointed Roger Miller and Dean Rienmuth. With the resignation of Frank Mc Garvey the new appointees is only equal to the current number of sitting board members. Don Anderson, the Company's founder, remained with the Company as President and Chief Operating Officer.

During the six months ended June 30, 2001 the Company borrowed $40,000 under a short-term note from a related party. During the six months ended June 30, 2002, the Company repaid $35,914 of short-term notes to unrelated parties.

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

On June 6, 2002, GolfGear International, Inc. (the "Company") completed the sale of $2,000,000 of convertible debentures. The debentures are convertible into common stock at $0.25 per share for a period of twelve (12) months commencing six (6) months after the initial sale of the debentures. The Company may sell up to an additional $2,000,000 of convertible debentures in the near future. As part of this financing, the Company issued 532,000 shares of its common stock as a finders fee.

Critical  Accounting  Policies

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. We believe the following critical accounting policies affect our more significant estimates and assumptions used in the preparation of our financial statements. Our significant estimates and assumptions are reviewed and any required adjustments are recorded on a quarterly basis.

The Company has an infomercial in production. The costs associated with the infomercial are being capitalized and will be amortized over the estimated useful life of the Infomercial.

The Company has obtained $2,040,000 financing through a convertible debentures (Debentures). The costs associated with the issuance of the Debentures have been capitalized and are being amortized over the 18 months. If the Debentures convert to equity prior to the 18 month term the unamortized portion will be debited to additional paid in capital.


New Accounting Pronouncements:

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets", which is effective January 1, 2002. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, SFAS No. 142 includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of the existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company adopted SFAS No. 142 in December of 2001. It did not have any effect, its financial statement presentation or disclosures for this period.

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses the diverse accounting practices for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company will be required to adopt SFAS No. 143 effective January 1, 2003. The Company is reviewing SFAS No. 143 to determine what effect, if any, it will have on its financial statement presentation or disclosures. There was no effect on the financial statements or disclosures for this period.

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

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

On November 17, 2001, MC Corporation, a Japanese corporation, filed an action against the Company in the United States District Court, Central District of California. MC Corporation had purchased 210,526 shares of Series A Senior Convertible Preferred Stock in October 1999 for $2,000,000 which, combined with the 34,504 shares of preferred stock received as dividends and pursuant to an anti-dilution provision, automatically converted into 2,450,300 shares of common stock in October 2001 pursuant to a subscription agreement dated September 1, 1999 (the "Subscription Agreement"). MC Corporation contended that it was entitled to approximately an additional 8,500,000 shares of common stock based on its interpretation of the reset provision contained in the Subscription Agreement. The Company filed a cross-complaint against MC Corporation for reformation of the Subscription Agreement to conform it to the mutual understanding of the parties at the time it was executed.

MC Corporation had also been the exclusive distributor of the Company's products in Japan since September 1999. Effective March 5, 2002, the Company terminated its distribution agreement with MC Corporation as a result of MC Corporation's failure to comply with the terms of the distribution agreement.

On May 30, 2002, the Company entered into a settlement agreement and mutual general release (the "Settlement Agreement") with MC Corporation, John Kura and Keizaikai USA, Inc. (hereinafter collectively referred to as the "MC Corporation parties"). The Settlement Agreement provides that the Company issue a total of 3,000,000 shares of common stock to MC Corporation, consisting of 2,450,300 shares of common stock for the conversion at (the specified ten to one conversion rate) of 245,030 shares of convertible preferred stock previously issued to MC Corporation, and an additional 549,700 shares of common stock for other consideration. The 2,450,330 shares have already been reflected as issued and outstanding in the Company's financial statements at December 31, 2001 and March 31, 2002. The additional 549,700 shares of common stock are reflected as issued and outstanding in the June 30 2002. The Company was given the right of first refusal to repurchase any shares of common stock owned by MC Corporation it may desire to sell in a private transaction for a period of eighteen (18) months from the date of execution of the Settlement Agreement. All stock options and warrants owned by the MC Corporation parties were cancelled and MC Corporation's anti-dilution rights arising under the Settlement Agreement were terminated. The Settlement Agreement also provides that MC Corporation's representative on the Company's Board of Directors will resign, and the Company's distribution agreement with MC Corporation was formally terminated.

The MC Corporation parties agreed to restrict the sale of their shares of common stock in a public transaction for a period of eighteen (18) months as follows: no sale of shares shall be made during the first six (6)months; during the second six (6) months, the MC Corporation parties agreed to sell no more than fifty percent (50%) of the limitation on volume restrictions contained in Rule 144(e) of the Securities Act of 1933, as amended; during the third six (6) month period, all sales must be made in compliance with the volume limitations contained in Rule 144(e).

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(c) Recent sales of unregistered securities

During the six months ended June 30, 2002 the Company canceled 105,000 and issued 16,702 shares of its common stock. The 105,000 shares had been granted to but never issued to former employees. 15,000,000 shares of common stock was sold and issued to Wyngate Limited - details found else where in this document. In connection with that sale of stock 1,072,000 shares were issued as a finders fee. 550,000 shares of stock have been issued to MC Corporation as part of a settlement agremment - see legal proceedings. Effective June 30, 2002 75,000 shares were issued as part of a settlement of a certain debt and 5,000 shares in consideration for the extension granted on a certain note payable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)          Exhibits:



        3.1    Articles  of  Incorporation(1)
        3.2    Certificate  of  Amendment  of  Articles  of  Incorporation(1)
        3.3    Certificate  of  Amendment  of  Articles  of  Incorporation(1)
        3.4    Articles  of  Merger(1)
        3.5    Bylaws(1)
        4.3 Binding Subscription Agreement for Purchase of Equity Securities (M.C. Corporation)(1)
        4.4    Certificate  of  Determination(1)
        10.1   Distribution  Agreement  (M.C.  Corporation)(1)
        10.2   Distribution  Agreement  (GolfGear  Korea,  Ltd.)(1)
        10.6   License  Agreement  (Wilson  Sporting  Goods  Company)(1)
        10.10  Employment  Agreement  (Donald  A.  Anderson)(1)(C)
        10.11  GolfGear  International,  Inc.  1997  Stock  Incent  Plan(1)(C)
        10.12  License  Agreement  (PowerBilt  Golf)(1)
        10.13  Property  Lease  Agreement(2)
        10.14 Amended and Restated Agreement for Sale and Purchase of Assets between Bel Air Golf Company and GolfGear International, Inc.(2)
        10.15  Agreement  for  Sale  and  Purchase of Assets - Leading Edge(3)
        10.16  Personal  Services  Agreement  -  Peter  Alliss(3)
        10.17  Exclusive  Distribution  Agreement  (4)

        10.18  Subscription  Agreement  dated  March  7,  2002(5)
        10.19  Stock  Purchase  Agreement  dated  April  8,  2002(5)
        10.20  Promissory  Note  dated  April  8,  2002(5)
        10.21  Stock  Pledge  Agreement  dated  April  8,  2002(5)
        21  Subsidiaries  of  the  Registrant(1)
        99.1  Patents(1)
        99.2  Trademarks  (1)
        99.3 Certification pursuant to 18 U.S.C Section 1350, as adoptedpursuant to Section 906 of the Sarbanes-Oxley Act of 2002(contained within this document)

(b)     Reports on Form 8-K - Six Months Ended June 30, 2002:

        On April 8, 2002, GolfGear International, Inc. (the "Company") entered into a stock purchase agreement with Wyngate Limited, a Jersey Limited Company ("Wyngate"), whereby Wyngate agreed to purchase 15,000,000 shares of the Company's common stock.

        On May 30, 2002, the Company entered into a settlement agreement and mutual general release (the "Settlement Agreement") with MC Corporation, John Kura and Keizaikai USA, Inc. (hereinafter collectively referred to as the "MC Corporation parties").

        On June 6, 2002, GolfGear International, Inc. (the "Company") completed the sale of $2,000,000 of convertible debentures. The debentures are convertible into common stock at $0.25 per share for a period of twelve (12) months commencing six (6) months after the initial sale of the debentures. The debentures are secured by the Company's patents. For each share of common stock issued upon conversion of the debentures, one (1) common stock purchase warrant will be issued, which will be exercisable for a period of eighteen
        (18) months at $0.10 per share.

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     GOLFGEAR INTERNATIONAL, INC.
                                     ----------------------------
                                             (Registrant)



                                     /s/ PETER H. POCKLINTON
Date: August 19, 2002           By:  ----------------------------
                                     PETER H. POCKLINGTON
                                     Chief Executive Officer
                                     (Duly Authorized Officer)



                                     /s/DANIEL C. WRIGHT
Date: August 19, 2002           By:  ----------------------------
                                     DANIEL C. WRIGHT
                                     Chief Financial Officer
                                     (Principal Financial Officer)