Form 10QSB
period 2002-09-30
GOLFGEAR INTERNATIONAL INC
filed 2002-11-19
CIK 1053210

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended September 30, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________ to _________

                        Commission File Number:  0-28007

                          GOLFGEAR INTERNATIONAL, INC.
         ---------------------------------------------------------------
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

As of September 30, 2002, the Company had 34,586,454 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format:  Yes [ ]  No [X]

Documents incorporated by reference:  None.

                  GOLFGEAR INTERNATIONAL, INC. AND SUBSIDIARIES

                                      INDEX


PART I.   FINANCIAL INFORMATION

     Item 1. Financial Statements

             Consolidated Balance Sheets - September 30, 2002
             (Unaudited)and December 31, 2001

             Consolidated Statements of Operations (Unaudited) - Three
              Months and Nine Months Ended September 30, 2002 and 2001

             Consolidated Statements of Cash Flows (Unaudited) - Nine
              Months Ended September 30, 2002 and 2001

             Notes to Consolidated Financial Statements (Unaudited) -
              Nine Months Ended September 30, 2002 and 2001

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II.  OTHER INFORMATION

     Item 1 - Legal proceedings

     Item 2 - Recent sales of unregistered securitites

     Item 6 - Exhibits and reports on form 8-K




SIGNATURES

EXHIBIT

                  GolfGear International, Inc. and Subsidiaries
                          Consolidated Balance Sheets


                                     September 30,   December 31,
                                         2002            2001
                                    ---------------  -------------
                                      (Unaudited)
ASSETS

Current assets:
  Cash                              $       390,664  $     120,135
  Accounts receivable, net of
    allowance for doubtful
    accounts of $76,754, and
    $78,337 at September 30, 2002,
    and December 31, 2001,
    respectively                            150,694        335,755
  Inventories                               489,902        691,265
  Prepaid expenses                          155,032         22,450
                                    ---------------  -------------
Total current assets                      1,186,292      1,169,605
                                    ---------------  -------------

Property and equipment, net
  of accumulated depreciation               102,209        128,754
                                    ---------------  -------------
Other assets:
  Patents and trademarks, net
    of accumulated amortization              68,780         83,922
  Deferred financing costs, net             401,375            ---
  Deposits and other assets                 246,384         12,400
                                    ---------------  -------------
                                            716,539         96,322
                                    ---------------  -------------
Total assets                        $     2,005,040  $   1,394,681
                                    ===============  =============


                                  (continued)

                  GolfGear International, Inc. and Subsidiaries
                    Consolidated Balance Sheets (continued)


                                        September 30,    December 31,
                                            2002             2001
                                       ---------------  -------------
                                         (Unaudited)
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable and accrued
    expenses                           $      599,161   $   1,127,427
  Income tax payable                            1,600           8,000
  Accrued product warranties                  113,194         101,593
  Accrued interest payable                     50,154           8,438
  Accrued officers' compensation               10,000          90,961
  Bank credit line payable                     47,921          57,100
  Notes payable to stockholders                   ---          97,166
  Notes payable, current portion               83,177          69,091
                                       ---------------  -------------
Total current liabilities                     905,207       1,559,776
                                       ---------------  -------------
Non-current liabilities:
  Note payable                                    ---          50,000

  Convertible debentures                    2,100,000             ---

Stockholders' deficit:
  Common stock, $0.001 par value;
    Authorized - 50,000,000 shares
    Issued and outstanding -
    34,586,454 shares and 17,989,454
    shares at September 30, 2002 and
    December 31, 2001, respectively            34,586          17,989
  Additional paid-in capital               10,522,296       8,901,273
  Accumulated deficit                     (10,618,674)     (9,134,357)
                                       ---------------  -------------
Total stockholders' deficit                   (61,792)       (215,095)
                                       ---------------  -------------
  Common stock purchase
   receivable note                           (938,375)            ---
                                       ---------------  -------------
                                           (1,000,167)       (215,095)
                                       ---------------  -------------
Total liabilities and
  stockholders' deficit                $    2,005,040   $   1,394,681
                                       ===============  ==============


          See accompanying notes to consolidated financial statements.

         GolfGear International, Inc. and Subsidiaries
       Consolidated Statements of Operations (Unaudited)


                                         Three Months Ended
                                           September 30,
                                 --------------------------------
                                      2002             2001
                                 --------------  ----------------
Sales                            $     371,785   $       417,362

Cost of goods sold                     301,771           253,697
                                 --------------  ----------------
Gross profit                            70,014           163,665

Expenses:
  Selling and marketing                258,385            67,948
  Tour and pro contracts                46,138            31,848
  Provision for bad debts                8,877            90,234
  General and administrative           404,810           314,507
  Depreciation and amortization         13,960            27,664
                                 --------------  ----------------
Total expenses                         732,170           532,201
                                 --------------  ----------------
Loss from operations                  (662,155)         (368,536)

Other income (expense):
  Gain on settlement of
    accounts payable                    12,380               ---
  Interest income                       15,553                --
  Interest expense                    (124,227)            1,308
  Other expense                            ---               ---
                                 --------------  ----------------
Net loss                         $    (758,449)  $      (367,228)
                                 --------------  ----------------

Net loss applicable to common
  stockholders:
  Net loss                       $    (758,449)  $      (367,228)
  Less dividends on Series A
    Senior Convertible
    Preferred Stock                        ---           (34,494)
                                 --------------  ----------------

Net loss applicable to common
  stockholders                   $    (758,449)  $      (401,722)
                                 ==============  ================

Net loss per common share -
  Basic and diluted              $       (0.02)  $         (0.03)
                                 ==============  ================

Weighted average number of
  common shares outstanding -
  basic and diluted                 34,586,154        15,539,154
                                 ==============  ================


          See accompanying notes to consolidated financial statements.

             GolfGear International, Inc. and Subsidiaries
           Consolidated Statements of Operations (Unaudited)

                                           Nine Months Ended
                                             September 30,
                                   -------------------------------
                                       2002             2001
Sales                             $   1,135,631   $     1,728,887

Cost of goods sold                      865,993           970,336
                                  --------------  ----------------
Gross profit                            269,638           758,551
                                  --------------  ----------------

Expenses:
  Selling and marketing                 512,342           284,728
  Tour and pro contracts                 64,804            86,911
  Provision for bad debts                31,792           149,945
  General and administrative            998,419           897,960
  Depreciation and amortization          43,844            82,919
                                  --------------  ----------------
Total expenses                        1,651,201          ,502,463
                                  --------------  ----------------
Loss from operations                 (1,381,563)         (743,912)

Other income (expense):
  Gain settlement of
    accounts payable                     69,654               ---
  Interest income                        22,265               930
  Interest expense                     (167,904)          (12,651)
  Other expenses                        (26,769)              ---
                                  --------------  ----------------
Net loss                          $  (1,484,317)  $      (755,633)
                                  ==============  ================

Net loss applicable to common
  stockholders:
  Net loss                        $  (1,484,317)  $      (755,633)
  Less dividends on Series A
    Senior Convertible
    Preferred Stock                         ---           (99,667)
                                  --------------  ----------------

Net loss applicable to common
  stockholders                    $  (1,484,317)  $      (855,300)
                                  ==============  ================

Net loss per common share -
  Basic and diluted               $       (0.05)  $         (0.06)
                                  ==============  ================

Weighted average number of
  common shares outstanding -
  basic and diluted                  25,888,071        15,315,080
                                  ==============  ================


          See accompanying notes to consolidated financial statements.

          GolfGear International, Inc. and Subsidiaries
        Consolidated Statements of Cash Flows (Unaudited)


                                           Nine Months Ended
                                             September 30,
                                        -------------------------
                                            2002         2001
                                        ------------  -----------
Cash flows from operating activities:
Net loss                                $(1,484,317)  $ (755,633)
Adjustments to reconcile net loss
  to net cash provided by (used
  in) operating activities:
  Accrued interest income                   (13,400)
  Depreciation and amortization              43,842       82,919
  Provision for obsolete inventory          193,763          ---
  Amortization of deferred
    financing costs                         114,679          ---
  Provision for bad debts                    31,792      149,945
  Gain on settlement of
    accounts payable                        (69,654)         ---
  Fair value of stock options and
    warrants issued to non-employees         19,250       66,872
  Loss on disposal of assets                 26,769          ---
Changes in operating assets and
  liabilities:
   (Increase) decrease in:
    Accounts receivable                     153,269       46,799
    Inventories                               7,600      142,843
    Prepaid expenses                       (151,830)      34,162
    Deposits                               (233,984)     (21,877)
  Increase (decrease) in:
    Accounts payable and
      accrued expenses                     (465,013)     237,357
    Accrued product warranties               11,601       12,996
    Accrued interest payable                 41,716        7,743
    Accrued officer's compensation          (80,961)      24,000
                                        ------------  -----------

Net cash provided by (used
 in) operating activities                (1,854,878)      28,126
                                        ------------  -----------

Cash flows from investing activities:
  Purchase of property and equipment        (28,925)     (90,881)
                                        ------------  -----------

Net cash used in investing activities       (28,925)     (90,881)
                                        ------------  -----------


                                  (continued)

              GolfGear International, Inc. and Subsidiaries
       Consolidated Statements of Cash Flows (Unaudited) (continued)


                                           Nine Months Ended
                                             September 30,
                                        ------------------------
                                           2002         2001
                                        -----------  -----------
Cash flows from financing activities:
  Increase (decrease) in notes
    payable to stockholders             $  (97,166)  $   26,666
  Decrease in bank credit line              (9,179)         ---
  Proceeds from sale of
    convertible debentures               2,100,000          ---
  Deferred financing costs                  (3,434)         ---
  Proceeds from short-term borrowings          ---       29,000
  Repayments of short-term borrowings      (35,914)      (6,220)
  Proceeds from sale of common stock       200,025          ---
                                        -----------  -----------

Net cash provided by (used in)
  financing activities                   2,154,332       49,446
                                        -----------  -----------

Cash:
  Net increase                             270,529      (13,309)
  At beginning of period                   120,135       39,754
                                        -----------  -----------
  At end of period                      $  390,664   $   26,445
                                        ===========  ===========

Non-cash Transactions:
  Deferred financial costs              $ (516,054)         ---
                                        ===========  ===========

  Settlement of accounts payable        $  183,524          ---
  New note issued                          100,000          ---
  Value of stock issued                     26,250          ---
                                        -----------  -----------

  Gain on settlement of
    accounts payable                    $   69,654          ---
                                        ===========  ===========

Other Cash Information:
  Interest paid                         $   11,509          ---
                                        ===========  ===========


          See accompanying notes to consolidated financial statements.

                  GolfGear International, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Unaudited)
                  Nine Months Ended September 30, 2002 and 2001


1. Basis of Presentation

The accompanying consolidated financial statements have been prepared by GolfGear International, Inc. and subsidiaries (collectively, "GolfGear" or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC")for interim financial reporting. These consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary for a fair presentation of the balance sheets, operating results, and cash flows for the periods presented. Operating results for the three and nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002. Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted in accordance with the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements, and accompanying notes, included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001. The consolidated balance sheet at December 31, 2001 has been derived from the audited consolidated financial statements at that date.

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

The Company is attempting to increase revenues through various means, including expanding brands and product offerings, new marketing programs, and the production of an infomercial, which it hopes will air in early December. These types of programs take time to develop and the results of any successful program may not be apparent in the Company's revenues for 2002.

The Company has raised $2,300,025 in new capital, and is currently attempting to raise additional capital but there can be no assurances that the Company will be successful in this regard. To the extent that the Company is unable to secure the capital necessary to fund its future cash requirements on a timely basis and/or under acceptable terms and conditions, the Company may have to reduce its operations to a level consistent with its available working capital resources.

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, GearFit Golf Company, Pacific Golf Holdings, Inc., Bel Air - Players Group, Inc. and Leading Edge Acquisition, Inc. All significant intercompany transactions and balances have been eliminated in consolidation.

Loss Per Share - Basic earnings per share are calculated by dividing net loss applicable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that would occur if stock options, and warrants were exercised. These potentially dilutive securities were anti-dilutive for all periods presented, and accordingly, basic and diluted earnings per share are the same for all periods presented. As of September 30, 2002 and 2001, potentially dilutive securities consisted of outstanding stock options and warrants to acquire 3,179,721 shares and 2,622,789 shares of common stock, respectively.

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

Pursuant to the terms of this financing, on June 11, 2002 Wyngate's President, Peter H. Pocklington, was appointed as Chairman of the Board of Directors and Chief Executive Officer. The financing also provides for Wyngate to appoint a majority of the Board of Directors of the Company. To this end Wyngate has appointed Roger Miller, Dean Rienmuth Michael Piraino, the Company's president, COO and CFO.

3.  Stockholders' Equity

For the three months ended September 30, 2001, 3,633 shares of Series A Senior Convertible Preferred Stock were issued as payment of dividends of $34,494.

For the nine months ended September 30, 2001, 10,625 shares of Series A Senior Convertible Preferred Stock were issued as payment of dividends of $99,667.

During the nine months ended September 30, 2002 the Company canceled 105,000 shares issued to a former employee and issued 5,000 shares in consideration for an extension granted on a certain note payable.

On March 23, 2002 the Company entered into an agreement for the sale of 15,000,000 shares of its common stock, for $1,125,000, at which time $200,025 was received in cash and $924,975 in a promissory note with interest at 2.88% per annum. Pursuant to the promissory note, the balance is due and payable October 8, 2003. The promissory note is secured by a stock pledge agreement which pledges 12,333,000 shares of the common stock, which shall be held by the Company as security for payment of the promissory note. For a period of eighteen
(18) months from closing, Peter H. Pocklington shall have the right to have the Company acquire Meditron Medical, Inc., a Canadian corporation engaged in the medical manufacturing and sales business controlled by him, in a reverse merger transaction through the issuance of shares of common stock of the Company only, with an agreed value of Twenty Five Cents ($0.25) per share. The value of the medical products company shall be determined by obtaining a fairness opinion from a reputable investment-banking firm.

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

Effective June 30, 2002 the Company issued 75,000 shares of common stock as part of accounts payable settlement on a debt of $183,524. The Company recorded note payable of $100,000 and a gain of $69,654. The Stock was valued at the current market price of $26,250.

On September 13, 2002 the Company, and ThinkTank Holdings LLC, mutually agreed to terminate ThinkTank's pending $3 million equity investment in GolfGear. The Company paid ThinkTank Holdings LLC, a $25,000 termination fee and executed a mutual release.

4. Segment and Geographic Information;

The Company operates in one business segment. The Company sells to customers in the United States, and internationally. During the three months ended September 30, 2002, sales to customers in the United States, and the rest of the world were $262,799, and $33,088, respectively. During the three months ended September 30, 2001, sales to customers in the United States, and the rest of the world were $360,331, and $57,031 respectively. The three months ended September 30, 2002 Sales included $75,898 in royalties. There were no royalties in 2001.

During the nine months ended September 30, 2002, sales to customers in the United States, and the rest of the world were $981,785, and $77,948, respectively. During the nine months ended September 30, 2001, sales to customers in the United States, and the rest of the world were $1,360,493, and $368,394 respectively. The nine months ended September 30, 2002 Sales included $75,898 in royalties. There were no royalties in 2001.

5. Inventories

At September 30, 2002 and December 31, 2001, inventories consist of the following:

                                  2002       2001
                               ----------  ---------

     Components parts          $ 261,146   $482,024

     Finished goods              374,503    254,905
                               ----------  ---------
                                 635,649    736,929

     Reserve for obsolescence   (145,747)   (45,664)
                               ----------  ---------
                               $ 489,902   $691,265
                               ==========  =========

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERARTIONS

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

This Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2002 contains "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, including statements that include the words "believes", "expects", "anticipates", or similar expressions. These forward-looking statements include, among others, statements concerning the Company's expectations regarding its working capital requirements, gross margin, results of operations, business, growth prospects, competition and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements included in this Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2002 involve known and unknown risks, uncertainties and other factors that could cause the actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein.

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

The Company has raised $2,300,025 in new capital, and is currently attempting to raise additional capital but there can be no assurances that the Company will be successful in this regard. To the extent that the Company is unable to secure the capital necessary to fund its future cash requirements on a timely basis and/or under acceptable terms and conditions, the Company may have to substantially reduce its operations to a level consistent with its available working capital resources.

Results of Operations

Three Months ended September 30, 2002 and 2001 -

Net sales decreased to $371,785 in 2002 from $417,362 in 2001, a decrease of $45,577 or 12.3%. The Company's sales in the second and third quarter are generally re-orders. The lack of working capital in the first quarter delayed the production of inventory resulting in the loss of the initial sell-in. These initially lost sales result in the loss of re-orders significantly affecting the Company's second and third quarter sales. The Company also believes that the decline in sales to its major customers has been caused be the general economic slowdown and the softness in the equipment industry. The in 2002 Sales number included $75,898 in royalties. There were no royalties in 2001.

Gross profit decreased to $70,014 in 2002 from $163,665 in 2001, and decreased as a percentage of net sales to 18.8% in 2002 from 39.2% in 2001. As the Company continues to redesign its product line it has chosen to write down older inventory - a total of $100,083 or 27% of the gross profit. This was done in anticipation of the introduction of new product preventing the Company from recovering its cost on the older inventory. As the retail price of the Company's competitors continue to decline the Company may be forced to reduce it's pricing to remain competitive. Historically the Company has had gross margins in or about 45% of sales to maintain these margins the Company will have to reengineer its processes and negotiate better pricing from its suppliers. To this end the Company has begun this process.

Selling and marketing expenses increased to $258,385 in 2002 (69.5% of sales) from $67,948 in 2001 (16.3% of sales), an increase of $190,437 or 73.7%. Selling and marketing expenses increased in 2002 as compared to 2001 as a result of the Company's continued efforts to increase sales in 2002.

Tour and pro contract expenses decreased to $46,138 in 2002 (12.4% of sales) from $31,848 in 2001 (7.6% of sales), an increase of $14,290 or 31.0%. Tour and pro contract expenses increased in 2002 as compared to 2001 as the Company has begun sponsoring select professional athletes.

General and administrative expenses increased to $404,810 in 2002 (108.9% of sales) from $314,507 in 2001 (75.4% of sales), an increase of $90,303 (22.3%).
The increases are chiefly due to increased legal expenses associated with raising new capital including the $25,000 paid to ThinkTank, LLC as a cancellation expense.

Depreciation and amortization decreased to $13,980 in 2002 from $27,664 in 2001, a decrease of $13,705 or 98.2%. The decrease is a result of the write off of Goodwill and certain other tangible assets at December 31, 2001.

Interest expense increased to $124,227 in 2002, an increase of $124,227. Interest expense increased in 2002 as compared to 2001 due to the sale of the convertible debenture. The debenture bears interest at seven percent (7%). The sales of the debenture resulted in $516,054 in capitalized financing costs. These costs are being amortized over the 18-month life of the debenture.

Bad debt expense decreased to $8,877 in 2002 from $90,234 in 2001, a decrease of $81,357. The allowance in 2002 is being calculated at 3% of sales exclusive of royalties where as in 2001 specific accounts were being reserved.

Net loss was $758,449 for the three months ended September 30, 2002, as compared to a net loss of $367,228 for the three months ended September 30, 2001. An increased loss of $391,221 or 51.6%. The main factors in the increased loss were the decrease in sales, the inventory write down, the increased marketing expenses and the increased legal fees.

Net Loss Applicable to Common Stockholders. During the three months ended September 30, 2001, the Company recorded preferred stock dividends of $34,494, which were reflected as a return to the preferred stockholder and as an increase in the loss to common stockholders. The Company did not have preferred stock in 2002.

Nine Months ended September 30, 2002 and 2001 -

Net sales decreased to $1,135,631 in 2002 from $1,728,887 in 2001, a decrease of $593,256 or 52.2%. The Company's sales in the second and third quarter are generally re-orders. The lack of working capital in the first quarter delayed the production of inventory resulting in the loss of the initial sell-in. These initially lost sales resulted in the loss of re-orders significantly affecting the Company's second and third quarter sales The Company believes that the decline in sales to its major customers is a result of the general economic slowdown and the softness in the equipment industry. The in 2002 Sales number included $75,898 in royalties. There were no royalties in 2001.

Gross profit decreased to $269,638 in 2002 from $758,551 in 2001, 23.7% in 2002 from 43.9% in 2001. The gross profit would have been $463,402 or 41% the Company chose to write-down older inventory in the second and third quarter for a total of $193,764. This was done in anticipation of the introduction of new product preventing the Company from recovering its cost on the older inventory. As the retail price of the Company's competitors continue to decline the Company may be forced to reduce it's pricing to remain competitive. Historically the Company has had gross margins in or about 45% of sales to maintain these margins the Company will have to reengineer its processes and negotiate better pricing from its suppliers. To this end the Company has begun this process.

Selling and marketing expenses increased to $512,342 in 2002 (45.1% of sales) from $284,728 in 2001 (16.5% of sales), an increase of $227,614 or 44.4%.
Selling and marketing expenses increased in 2002 as compared to 2001 as a result of the Company's continued efforts to increase sales in 2002.

Tour and pro contract expenses decreased to $64,804 in 2002 (5.7% of sales) from $86,911 in 2001 (5.0% of sales), a decrease of $22,107 or 34.1%. Tour and pro contract expenses decreased in 2002 as compared to 2001 as previous obligations have expired and have not been renewed.

General and administrative expenses increased to $998,419 in 2002 (87.9% of sales) from $897,960 in 2001 (51.9% of sales), an increase of $100,460 (10.1%).
The increases are chiefly due to increased legal expenses associated with raising new capital including the $25,000 paid to ThinkTank, LLC as a cancellation expense.

Depreciation and amortization decreased to $43,844 in 2002 from $82,919 in 2001, a decrease of $39,075 or 89.1%. The decrease is a result of the write off of Goodwill and certain other tangible assets at December 31, 2001.

Interest expense increased to $167,904 in 2002 from $12,651 in 2001, an increase of $155,253. Interest expense increased in 2002 as compared to 2001 due to the sale of the convertible debenture. The debenture bears interest at seven percent (7%). The sales of the debenture resulted in $516,054 in capitalized financing costs. These costs are being amortized over the 18-month life of the debenture.

Bad debt expense decreased to $31,792 in 2002 from $149,945 in 2001, an decrease of $118,153. The allowance in 2002 is being calculated at 3% of sales exclusive of royalties where as in 2001 specific accounts were being reserved.

Net loss was $1,484,317 for the nine months ended September 30, 2002, as compared to a net loss of $755,633 for the nine months ended September 30, 2001. An increased loss of $728,684 or 49.1%. The main factors in the increased loss were the decrease in sales, the inventory write down, the increased marketing expenses and the increased legal fees.

Net Loss Applicable to Common Stockholders. During the nine months ended September 30, 2001, the Company recorded preferred stock dividends of $99,667, which were reflected as a return to the preferred stockholder and as an increase in the loss to common stockholders. The Company did not have preferred stock in 2002.

Liquidity and Capital Resources - September 30, 2002:

The Company has financed its working capital requirements during the past few years principally from the private placement of securities. Such funds have periodically been supplemented with short-term borrowings under the Company's bank line of credit and other private sources. The bank line of credit is unsecured, has a maximum borrowing level of $70,000, and carries a personal guaranteed. The Company is also seeking some asset based financing and the private infusion of funds. If adequate funds are not available on acceptable terms, the Company may be unable to continue operations, develop, enhance and market products; retain qualified personnel, take advantage of future opportunities; or respond to competitive pressures, any of which could have a material adverse effect on the Company's business, operating results, financial condition or liquidity.

Operating Activities. The Company's operations utilized cash of $1,618,208 during the nine months ended September 30, 2002, as compared to cash of $28,126 provided by the nine months ended September 30, 2001. The increase in cash utilized in operating activities in 2002 as compared to 2001 was primarily a result of a much greater loss. At September 30, 2002, cash had increased by $270,529, to $390,664, as compared to $120,135 at December 31, 2001. The
Company had working capital of $381,168 at September 30, 2002, as compared to working capital deficit of $390,171 at December 31, 2001, reflecting current ratios of 1.42:1 and 0.75:1 at September 30, 2002 and December 31, 2001, respectively.

Investing Activities. During the nine months ended September 30, 2002 and 2001, net cash used in investing activities was $265,595 and $90,881, respectively. During the nine months ended September 30, 2002 the Company invested $238,614 in the production of an infomercial. The Company also invested $28,925 in other fixed assets. During the nine months ended 2001 the Company invested $90,881 in fixed assets.

Financing Activities. During the nine months ended September 30, 2002, the Company repaid certain shareholders and directors $97,166. During the nine months ended September 30, 2001, the Company borrowed $26,666 net of payments on short-term notes from its shareholders and directors. During the nine months ended September 30, 2002 and 2001, the Company reduced its bank line of credit by $9,179 and $6,220, respectively.

During the nine months ended September 30, 2002, The Company sold $2,100,000 in the form of a convertible debenture. The debentures are convertible into common stock at $0.25 per share for a period of twelve (12) months commencing six (6) months after the initial sale of the debentures. The debentures are secured by the Company's patents. For each share of common stock issued upon conversion of the debentures, one (1) common stock purchase warrant will be issued, which will be exercisable for a period of eighteen (18) months at $0.10 per share. The costs associated with the issuance of the Debentures have been capitalized and are being amortized over the 18 months. If the Debentures convert to equity prior to the 18 month term the unamortized portion will be debited to additional paid in capital.

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

During the nine months ended September 30, 2001 the Company borrowed $40,000 under a short-term note from a related party. During the nine months ended June 30, 2002, the Company repaid $35,914 of short-term notes to unrelated parties.

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

Business Risks

History of Losses; Accumulated Deficit; Working Capital Deficiency.

The Company has incurred losses of $999,877, $2,730,170, $1,360,999, $912,256 and $1,016,981 for the years ended December 31, 1997, 1998, 1999, 2000 and 2001, respectively and $1,484,317 for the nine months ended September 30, 2002. The likelihood of the success of the Company must be considered in light of the problems, expenses, difficulties, complications, and delays frequently encountered in connection with the expansion of a business and the competitive environment in which the Company operates. Unanticipated delays, expenses and other problems such as setbacks in product development, and market acceptance are frequently encountered in connection with the expansion of a business. (See "Significant Working Capital Requirements" below.) As a result of the fixed nature of many of the Company's expenses, the Company may be unable to adjust spending in a timely manner to compensate for any unexpected delays in the development and marketing of the Company's products or any capital raising or revenue shortfall. Any such delays or shortfalls will have an immediate adverse impact on the Company's business, operations and financial condition.

Significant  Working  Capital  Requirements.

The working capital requirements associated with the manufacture and sale of the Company's golf clubs have been and will continue to be significant. The Company is currently not generating sufficient cash flow to fund its operations and growth is dependent on the proceeds from the sale of its shares to continue its operations and implement its sales and marketing strategy. The Company will require substantial additional operating capital during the balance of 2002 and 2003 to establish a comprehensive marketing plan, to maintain operations and to finance the expansion of its business. In the event that the Company's plans change or its assumptions change or prove to be inaccurate or if the proceeds from the sale of its shares or cash flow from operations proves to be insufficient to fund operations (due to unanticipated expenses, technical difficulties, problem or otherwise), the Company would be required to seek additional financing sooner than currently anticipated or may be required to significantly curtail or cease its operations.

The Company has no current arrangements with respect to, or sources of, financing. There can be no assurance that any financing will be available to the Company on a timely basis and on acceptable terms or at all. Any such financing may involve substantial dilution to the interests of the Company's shareholders. If the Company is not successful in raising any additional financing necessary to fund future working capital needs, then the Company might be forced to curtail some of Company operations, the exact nature of which cannot be predicted at this time.

Seasonal  Business;  Quarterly  Fluctuations.

Golf is primarily a warm weather sport and the purchasing decisions of most customers are typically made in the fall and a vast majority of sales are expected to occur during the first six months of the year. In addition, quarterly results may vary from year to year due to the timing of new product introductions, orders and sales, advertising expenditures, promotional periods and shipments. Accordingly, comparisons of quarterly information of the Company's results of operations may not be indicative of the Company's overall annual performance.

Competition.

The market for the manufacture, distribution and sale of premium quality golf clubs, accessories and other related products is intensely competitive. The Company faces strong existing competition for similar products and expects to face significant competition from new companies or existing companies with new products. Many of these companies may be better financed, have better name recognition and consumer goodwill, have more marketing expertise and capabilities, have a large and loyal customer base, along with other attributes that may enable them to compete more effectively. The golf equipment industry is currently dominated by four companies, Callaway Golf Company, Fortune Brands (Titleist/Cobra), Karsten Manufacturing (Ping) and Taylor Made, which in the aggregate, account for approximately one half of the golf clubs sold in the United States. Many purchasers of premium clubs desire golf clubs that feature the most recent technology, innovative designs and recognized brand names. Recently, Adams Golf Co. and Orlimar Golf Company have become competitive factors in fairway woods and drivers.

Additionally, purchases are often made based upon highly subjective decisions that may be influenced by numerous factors, many of which are out of the Company's control. Golfers' subjective preferences are subject to rapid and unanticipated changes. As a result, the Company expects to face substantial competition from existing and new companies that market golf clubs, which are perceived to enhance performance, are visually appealing or appeal to other consumer preferences. Further, the golf club industry is subject to rapid and widespread imitation of golf club designs that, notwithstanding the existence of any proprietary rights, could further hamper the Company's ability to compete. The Company faces competition on the basis of price, reputation and qualitative distinctions among available products. There can be no assurances as to the market acceptance of the Company's golf clubs in relation to its competition.

Uncertainty  of  Market  Penetration.

Several companies that have strong brand name recognition currently dominate the golf equipment industry. As a result, the market demand for new products from new companies is subject to a high level of uncertainty. Achieving significant market penetration and consumer recognition for the Company's products will require significant efforts and expenditures by the Company to inform potential customers about the Company's products. Although the Company intends to use a substantial portion of its working capital for marketing and advertising, there can be no assurance that the Company will be able to penetrate existing markets for golf equipment and related accessories on a broad basis, position its products to appeal to a broad base of customers, or that any marketing efforts undertaken by the Company will result in any increased demand for or greater market acceptance of the Company's products.

Consumer  Preferences  and  Industry  Trends.

The golf equipment industry is characterized by frequent introductions of new products and innovations and is subject to rapidly changing consumer preferences and industry trends such as the introduction of titanium clubs and oversized club heads, which may adversely affect the Company's ability to plan for future design, development and marketing of its products. Because of rapidly changing consumer preferences and industry trends, most golf club models and designs have short product life cycles. In addition, new club models and basic designs are frequently introduced and often rejected by customers. The Company's success will depend on its ability to anticipate and respond to these factors and introduce products that meet or exceed consumer expectations. There can be no assurance that the Company will be able to anticipate and respond to changing consumer preferences and industry trends or that competitors will not develop and commercialize new innovations that render the Company's proprietary technology or its golf clubs obsolete.

The Company's future operating results are also likely to be dependent upon the continuing popularity of golf as a sport and leisure activity. Although golf has gained increasing popularity over the last several years, there can be no assurance that its popularity as a sport and leisure activity will continue. Any significant decline in the popularity of golf could materially adversely affect the Company. Moreover, golf, as a leisure activity, is affected by a number of factors relating to discretionary consumer spending, including general economic conditions affecting disposable consumer income, such as employment and business conditions, interest rates and taxation. Any significant change in general economic conditions or uncertainties regarding future economic prospects that adversely affect discretionary consumer spending generally, and golfers specifically, could have a material adverse effect on the Company.

Dependence  on  a  Limited  Number  of  Suppliers.

The Company does not manufacture the components required to assemble its golf clubs. The Company relies on several suppliers for club heads and graphite shafts. The Company does not have binding long-term supply contracts with any of its suppliers. Therefore, the Company's success will depend on maintaining its relationships with these suppliers and developing relationships with new suppliers. Any significant delay or disruption in the supply of club heads or graphite shafts caused by manufacturers' production limitations, material shortages, quality control problems, labor interruptions, shipping problems or other reasons would materially adversely effect the Company's business. The delays in receiving such supplies from alternative sources would cause the Company to sustain at least temporary shortages of materials to assemble its clubs, which could have a material adverse effect on the Company's business, operating results and financial condition.

The Company currently purchases its club heads from two sources, its shafts from two sources and its grips from three sources. The Company purchases its components pursuant to purchase orders placed from time to time and, except for those purchase orders, none of its suppliers is obligated to deliver specified quantities of components or to deliver components for any specified period. Accordingly, the Company is substantially dependent on the ability of its suppliers to provide adequate inventories of golf club components on a timely basis and on acceptable terms. The Company's suppliers also produce components for certain of the Company's competitors, as well as other large customers, and there can be no assurance that any such supplier will have sufficient production capacity to satisfy the Company's inventory or scheduling requirements during any period of sustained demand or that the Company will not be subject to the risk of price fluctuations and periodic delays. Although the Company believes that its relationships with its suppliers are satisfactory and that alternative sources of each of the components are currently available, the loss of the services of a supplier or substantial price increases imposed by a supplier could result in production delays, thereby causing cancellation of orders by customers and/or price increases resulting in reduced revenues and margins, respectively.

Dependence  on  Certain  Suppliers;  Foreign  Suppliers.

The Company imports most of its club heads from companies in Asia. As a result, the supply of the materials required to assemble the Company's clubs is subject to additional cost and risk factors, many of which are out of the Company's control, including political instability, import duties, trade restrictions, work stoppages and foreign currency fluctuations. An interruption or material increase in the cost of supply would materially adversely affect the Company's business, operating results and financial condition.

Uncertainty  Regarding  Patents  and  Proprietary  Rights.

The Company seeks patent protection for its proprietary products and technologies where appropriate. The Company currently has eight (8) United States patents and two (2) international patents relating to its forged face technology and three (3) patents relating to the Company's putter technology. The Company also has several foreign patents pending. Corresponding foreign patent applications with respect to the Company's pending United States applications have been filed in the appropriate foreign jurisdictions. However, there can be no assurance that the Company's pending patents will be awarded or will provide the Company with significant protection against competitors. Litigation has been necessary and may be necessary in the future to protect the Company's patents, and there can be no assurance that the Company will have the financial or managerial resources necessary to pursue such litigation or otherwise to protect its patent rights. The Company has recently put various manufacturers on notice that the Company believes the manufacturers are infringing on Company patents. There is no guarantee that the Company will have adequate resources to pursue litigation against these manufacturers or that the Company would succeed in any ensuing litigation. In addition to pursuing patent protection in appropriate cases, the Company also relies on trade secret protection for its un-patented proprietary technology. However, trade secrets are difficult to protect. There can be no assurance that other companies will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to the Company's trade secrets, that such trade secrets will not be disclosed or that the Company can effectively protect its rights to un-patented trade secrets. The Company pursues a policy of having its employees and consultants execute non-disclosure agreements upon commencement of employment or consulting relationships with the Company, which agreements provide that all confidential information developed or made known to the individual during the course of employment shall be kept confidential except in specified circumstances. There can be no assurance, however, that these agreements will provide meaningful protection for the Company's trade secrets or other proprietary information.

Dependence on Relationships with Retailers.

The Company principally relies upon its relationships with its retailers to market the Company's products. The Company's account base consists of select golf shops throughout the United States. The Company maintains its relationship with such retailers both directly and through its independent sales representatives. International sales are generally conducted through the use of foreign distributors in specific countries. Although the Company intends to market its products competitively and to develop business relationships with new retailers, there can be no assurances that the Company can successfully expend its retailer base to a level sufficient to reach profitable operations.

Technological Innovation; New Products; USGA Regulation.

The technology utilized in the Company's golf clubs is relatively new, compared to the majority of golf clubs currently being marketed. The Company believes it has extensive patent protection for most of its golf club heads, but there can be no assurance that it will be successful in defending and/or exploiting such patents. Efforts to develop new technology and new products similar to or better than the Company's clubs are continuing to evolve at a rapid pace. It is expected that competitors will attempt to develop alternative golf clubs that apply existing and/or new technology. Such new technological innovations could have an adverse impact on the Company's business, operating results and financial condition. There is no assurance that the Company will be able to design technologically innovative golf clubs or golf products that achieve market acceptance. Further, the Company's existing clubs that have been designed and marketed may be rendered obsolete within a relatively short period of time.

The design and sales of golf clubs are also greatly influenced by the rules and regulations of the United States Golf Association ("USGA"). Although the USGA's equipment standards only apply to USGA sanctioned events, it is critical for new clubs and existing clubs to comply with USGA standards. To the extent that the Company's clubs are ruled ineligible by the USGA, the Company's business, operating results and financial condition would be materially adversely affected. Although the Company believes that all of its current clubs comply with USGA standards and its proprietary technology is not inconsistent with USGA standards, there is no assurance that any newly developed clubs will be deemed to comply with USGA standards or that existing USGA standards and regulations will not be amended to make the Company's existing clubs ineligible for use in USGA sanctioned events.

The Company has designed, and is currently finalizing its plan to sell, certain clubs outside of North America that comply with the rules and regulations of the Royal and Ancient Golf Club of St. Andrews, Scotland. These clubs may not comply with USGA rules and regulations and will not be sold in North America.

Influence  of  Other  External  Factors.

The golf hardware industry in general is a speculative venture necessarily involving some substantial risk. There is no certainty that the expenditures to be made by the Company will result in commercially profitable business. The marketability of its products will be affected by numerous factors beyond the control of the Company. These factors include market fluctuations, and the general state of the economy (including the rate of inflation, and local economic conditions), which can affect peoples' discretionary spending. Factors that leave less money in the hands of potential customers of the Company will likely have an adverse effect on the Company. The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in the Company not receiving an adequate return on invested capital.

Reliance  on  Management.

The Company's success is dependent on its key management, especially Peter Pocklington, Michael Piraino and Donald A. Anderson, the loss of whose services could significantly impede the achievement of the Company's planned development objectives. The Company currently does not maintain key man life insurance on any of these individuals. In addition, none of the officers or directors, or any of the other key personnel, except for Mr. Piraino and Mr. Anderson, has any employment agreement with the Company. Therefore, there can be no assurance that these personnel will remain employed by the Company. The success of the Company's business objectives will require substantial additional expertise in such areas as finance, manufacturing and marketing, among others. Competition for qualified personnel among golf companies is intense, and the loss of key personnel, or the inability to attract and retain the additional, highly skilled personnel required for the expansion of the Company's activities, could have a material adverse effect on the Company's business and results of operations.

In addition, all decisions with respect to the management of the Company will be made exclusively by the officers and directors of the Company. Investors will only have rights associated with minority ownership interest to make decisions that affect the Company. The success of the Company, to a large extent, will depend on the quality of the directors and officers of the Company.

Control of the Company by Officers and Directors.

The Company's officers and directors beneficially own approximately sixty percent (60%) of the outstanding shares of the Common Stock. As a result, such persons, acting together, have the ability to exercise significant influence over all matters requiring stockholder approval. Accordingly, it could be difficult for the investors hereunder to effectuate control over the affairs of the Company. Therefore, it should be assumed that the officers, directors, and principal common shareholders who control the majority of voting rights will be able, by virtue of their stock holdings, to control the affairs and policies of the Company.

Limitations on Liability, and Indemnification, of Directors and Officers.

The Company's Articles of Incorporation include provisions to eliminate, to the fullest extent permitted by the Nevada Revised Statutes as in effect from time to time, the personal liability of directors of the Company for monetary damages arising from a breach of their fiduciary duties as directors. The Bylaws include provisions to the effect that the Company may, to the maximum extent permitted from time to time under applicable law, indemnify any director, officer, or employee to the extent that such indemnification and advancement of expense is permitted under such law, as it may from time to time be in effect. Any limitation on the liability of any director, or indemnification of directors, officer, or employees, could result in substantial expenditures being made by the Company in covering any liability of such persons or in indemnifying them.

Conflicts  of  Interest.

The officers and directors have other interests to which they devote time, either individually or through partnerships and corporations in which they have an interest, hold an office, or serve on boards of directors, and each will continue to do so notwithstanding the fact that management time may be necessary to the business of the Company. As a result, certain conflicts of interest may exist between the Company and its officers and/or directors that may not be susceptible to resolution.

In addition, conflicts of interest may arise in the area of corporate opportunities that cannot be resolved through arm's length negotiations. All of the potential conflicts of interest will be resolved only through exercise by the directors of such judgment as is consistent with their fiduciary duties to the Company. It is the intention of management, so as to minimize any potential conflicts of interest, to present first to the Board of Directors to the Company, any proposed investments for its evaluation.

No Assurance of Continued Public Trading Market; Risk of Low Priced Securities. Since December 9, 1997, there has been only a limited public market for the common stock of the Company. The common stock of the Company is currently quoted on the Over the Counter Bulletin Board. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the market value of the Company's securities. In addition, the common stock is subject to the low-priced security or so called "penny stock" rules that impose additional sales practice requirements on broker-dealers who sell such securities. The Securities Enforcement and Penny Stock Reform Act of 1990 ("Reform Act") requires additional disclosure in connection with any trades involving a stock defined as a penny stock (generally, according to recent regulations adopted by the U.S. Securities and Exchange Commission, any equity security that has a market price of less than $5.00 per share, subject to certain exceptions), including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith. The regulations governing low-priced or penny stocks sometimes limit the ability of broker-dealers to sell the Company's common stock and thus, ultimately, the ability of the investors to sell their securities in the secondary market.

Effects of Failure to Maintain Market Makers.

If the Company is unable to maintain a National Association of Securities Dealers, Inc. member broker/dealers as market makers, the liquidity of the common stock could be impaired, not only in the number of shares of common stock which could be bought and sold, but also through possible delays in the timing of transactions, and lower prices for the common stock than might otherwise prevail. Furthermore, the lack of market makers could result in persons being unable to buy or sell shares of the common stock on any secondary market. There can be no assurance the Company will be able to maintain such market makers.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(c) Recent sales of unregistered securities

During the nine months ended September 30, 2002 the Company canceled 105,000 and issued 16,702 shares of its common stock. The 105,000 shares had been granted to but never issued to former employees. 15,000,000 shares of common stock was sold and issued to Wyngate Limited - details found else where in this document. In connection with that sale of stock 1,072,000 shares were issued as a finders fee. 550,000 shares of stock have been issued to MC Corporation as part of a settlement agremment - see legal proceedings. Effective June 30, 2002 75,000 shares were issued as part of a settlement of a certain debt and 5,000 shares in consideration for the extension granted on a certain note payable.

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

     (b)  Reports on Form 8-K - Nine Months Ended September 30, 2002:

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

          Effective August 21, 2002, GolfGear International, Inc. has granted Nike Golf a non-exclusive, long-term, Worldwide license to manufacture and sell golf clubs under GolfGear's patents covering its proprietary forged-face insert technology. The license agreement grants Nike Golf the right to institute litigation against third parties for infringement of GolfGear's patents

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     GOLFGEAR INTERNATIONAL, INC.
                                     ----------------------------
                                             (Registrant)



                                     /s/ PETER H POCKLINGTON
Date: November 19, 2002           By:
                                     ----------------------------
                                     PETER H POCKLINGTON
                                       Chief Executive Officer
                                         (Duly Authorized Officer)

Date: November 19, 2002             /s/MICHAEL A. PIRAINO
                                  By:
                                     ----------------------------
                                     MICHAEL A. PIRAINO
                                     Chief Financial Officer, President,
                                     Chief Operating Officer
                                     (Principal Financial
                                         Officer




                                     /s/DANIEL C. WRIGHT
Date: November 19, 2002           By:
                                     ----------------------------
                                     DANIEL C. WRIGHT
                                     Chief Accounting Officer
                                     (Principal Financial
                                         Officer)