Form 10QSB/A
period 2002-09-30
GOLFGEAR INTERNATIONAL INC
filed 2002-11-22
CIK 1053210

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-QSB
                                        To
                                  Amendment #2

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

                                      INDEX


PART I.   FINANCIAL INFORMATION

     Item 1. Consolidated Financial Statements

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

         GolfGear International, Inc. and Subsidiaries
       Consolidated Statements of Operations (Unaudited)


                                         Three Months Ended
                                           September 30,
                                 --------------------------------
                                      2002             2001
                                 --------------  ----------------
Sales                            $     371,785   $       417,362

Cost of goods sold                     301,771           253,697
                                 --------------  ----------------
Gross profit                            70,014           163,665

Expenses:
  Selling and marketing                258,385            67,948

  Tour and pro contracts                46,137            31,848
  Provision for bad debts                8,877            90,234
  General and administrative           404,810           314,507
  Depreciation and amortization         13,960            27,664
                                 --------------  ----------------
Total expenses                         732,169           532,201

                                 --------------  ----------------
Loss from operations                  (662,155)         (368,536)

Other income (expense):
  Gain on settlement of
    accounts payable                    12,380               ---
  Interest income                       15,553                --
  Interest expense                    (124,227)            1,308
  Other expense                            ---               ---
                                 --------------  ----------------
Net loss                         $    (758,449)  $      (367,228)
                                 --------------  ----------------

Net loss applicable to common
  stockholders:
  Net loss                       $    (758,449)  $      (367,228)
  Less dividends on Series A
    Senior Convertible
    Preferred Stock                        ---           (34,494)
                                 --------------  ----------------

Net loss applicable to common
  stockholders                   $    (758,449)  $      (401,722)
                                 ==============  ================

Net loss per common share -
  Basic and diluted              $       (0.02)  $         (0.03)
                                 ==============  ================

Weighted average number of
  common shares outstanding -
  basic and diluted                 34,586,154        15,539,154
                                 ==============  ================


          See accompanying notes to consolidated financial statements.

             GolfGear International, Inc. and Subsidiaries
           Consolidated Statements of Operations (Unaudited)

                                           Nine Months Ended
                                             September 30,
                                   -------------------------------
                                       2002             2001
                                  --------------  ----------------
Sales                             $   1,135,631   $     1,728,887

Cost of goods sold                      865,993           970,336
                                  --------------  ----------------
Gross profit                            269,638           758,551
                                  --------------  ----------------

Expenses:
  Selling and marketing                 512,342           284,728
  Tour and pro contracts                 64,804            86,911
  Provision for bad debts                31,792           149,945
  General and administrative            998,419           897,960
  Depreciation and amortization          43,844            82,919
                                  --------------  ----------------
Total expenses                        1,651,201          ,502,463
                                  --------------  ----------------
Loss from operations                 (1,381,563)         (743,912)

Other income (expense):
  Gain settlement of
    accounts payable                     69,654               ---
  Interest income                        22,265               930
  Interest expense                     (167,904)          (12,651)
  Other expenses                        (26,769)              ---
                                  --------------  ----------------
Net loss                          $  (1,484,317)  $      (755,633)
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


1.   Basis of Presentation

The accompanying consolidated financial statements have been prepared by GolfGear International, Inc. and subsidiaries (collectively, "GolfGear" or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial reporting. These consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary for a fair presentation of the balance sheets, operating results, and cash flows for the periods presented. Operating results for the three and nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002. Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted in accordance with the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements, and accompanying notes, included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001. The consolidated balance sheet at December 31, 2001 has been derived from the audited consolidated financial statements at that date.

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

Loss Per Share - Basic earnings per share are calculated by dividing net loss applicable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the potential dilution that would occur if stock options, and warrants were exercised. These potentially dilutive securities were anti-dilutive for all periods presented, and accordingly, basic and diluted earnings per share are the same for all periods presented. As of September 30, 2002 and 2001, potentially dilutive securities consisted of outstanding stock options and warrants to acquire 3,179,721 shares and 2,622,789 shares of common stock, respectively.

2.   Convertible Debentures

On June 6, 2002, GolfGear International, Inc. (the "Company") completed the sale of $2,000,000 of convertible debentures. The debentures are convertible into common stock at $0.25 per share for a period of twelve (12) months commencing six (6) months after the initial sale of the debentures. The debentures are secured by the Company's patents. For each share of common stock issued upon conversion of the debentures, one (1) common stock purchase warrant will be issued, which will be exercisable for a period of eighteen (18) months at $0.10 per share. The costs associated with the issuance of the Debentures have been capitalized and are being amortized over the 18 months. If the Debentures convert to equity prior to the 18-month term the unamortized portion will be debited to additional paid in capital. The Company has not recognized any expense for the warrants at this time because the warrants are only issued when and if the debentures convert to stock. At that point the company will treat the value of the warrants as a cost of equity.

Pursuant to the terms of this financing, on June 11, 2002 Wyngate's President, Peter H. Pocklington, was appointed as Chairman of the Board of Directors and Chief Executive Officer. The financing also provides for Wyngate to appoint a majority of the Board of Directors of the Company. To this end Wyngate has appointed Roger Miller, Dean Reinmuth and Michael Piraino, the Company's president, Chief Operating Officer and Chief Financial Officer.

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

On March 23, 2002 the Company entered into an agreement for the sale of 15,000,000 shares of its common stock, for $1,125,000, at which time $200,025 was received in cash and $924,975 in a promissory note with interest at 2.88% per annum. Pursuant to the promissory note, the balance is due and payable October 8, 2003. The promissory note is secured by a stock pledge agreement, which pledges 12,333,000 shares of the common stock, which shall be held by the Company as security for payment of the promissory note. For a period of eighteen (18) months from closing, Peter H. Pocklington shall have the right to have the Company acquire Meditron Medical, Inc., a Canadian corporation engaged in the medical manufacturing and sales business controlled by him, in a reverse merger transaction through the issuance of shares of common stock of the Company only, with an agreed value of Twenty Five Cents ($0.25) per share. The value of the medical products company shall be determined by obtaining a fairness opinion from a reputable investment-banking firm.

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

On June 6, 2002 the Company completed the sale of $2,000,000 of convertible debentures. The debentures are convertible into common stock at $0.25 per share for a period of twelve (12) months commencing six (6) months after the initial sale of the debentures. As part of this financing, the Company issued 1,072,000 shares of its common stock as a finder's fee.

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

4.   Segments and Geographic Information;

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
                               ==========  =========

6.   Legal Proceedings

On November 17, 2001, MC Corporation, a Japanese corporation, filed an action against the Company in the United States District Court, Central District of California. MC Corporation had purchased 210,526 shares of Series A Senior Convertible Preferred Stock in October 1999 for $2,000,000 that, combined with the 34,504 shares of preferred stock received as dividends and pursuant to an anti-dilution provision, automatically converted into 2,450,300 shares of common stock in October 2001 pursuant to a subscription agreement dated September 1, 1999 (the "Subscription Agreement"). MC Corporation contended that it was entitled to approximately an additional 8,500,000 shares of common stock based on its interpretation of the reset provision contained in the Subscription Agreement. The Company filed a cross-complaint against MC Corporation for reformation of the Subscription Agreement to conform it to the mutual understanding of the parties at the time it was executed.

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

The consolidated financial statements include the accounts of the Company and its direct and indirect wholly owned subsidiaries, Gear Fit Golf Company, Pacific Golf Holdings, Inc., Bel Air-Players Group, Inc. and Leading Edge Acquisition, Inc. All significant inter-company transactions and balances have been eliminated in consolidation.

The Company is attempting to increase revenues through various means, including expanding product offerings, new marketing programs, and the production of on an infomercial, which it hopes will air in early December. These types of programs take time to develop and the results of any successful program may not be apparent in the Company's revenues for 2002.

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

Results of Operations

Three Months ended September 30, 2002 and 2001 -

Net sales decreased to $371,785 in 2002 from $417,362 in 2001, a decrease of $45,577 or 10.9%. The Company's sales in the second and third quarter are generally re-orders. The lack of working capital in the first quarter delayed the production of inventory resulting in the loss of the initial sell-in. These initially lost sales result in the loss of re-orders significantly affecting the Company's second and third quarter sales. The Company also believes that the decline in sales to its major customers has been caused be the general economic slowdown and the softness in the equipment industry. The in 2002 Sales number included $75,898 in royalties. There were no royalties in 2001.

Gross profit decreased to $70,014 in 2002 from $163,665 in 2001, and decreased as a percentage of net sales to 18.8% in 2002 from 39.2% in 2001. As the Company continues to redesign its product line and incorporate new technology it has chosen to provide a reserve against certain items in inventory - a total of $100,083. As the retail prices of the Company's competitor's products continue to decline the Company may be forced to reduce it's pricing to remain competitive and maintain its market share. Historically the Company has had gross margins in or about 45% of sales. In order to maintain these margins the Company will have to reengineer its processes and negotiate better pricing from its suppliers. To this end the Company has begun these efforts.

Selling and marketing expenses increased to $258,385 in 2002 (69.5% of sales) from $67,948 in 2001 (16.3% of sales), an increase of $190,437 or 280.3%.
Selling and marketing expenses increased in 2002 as compared to 2001 as a result of the Company's continued efforts to increase sales in 2002.

Tour and pro contract expenses decreased to $46,137 in 2002 (12.4% of sales) from $31,848 in 2001 (7.6% of sales), an increase of $14,289 or 44.9%. Tour and pro contract expenses increased in 2002 as compared to 2001 as the Company has begun sponsoring select professional athletes.

General and administrative expenses increased to $404,810 in 2002 (108.9% of sales) from $314,507 in 2001 (75.4% of sales), an increase of $90,303 (28.7%).
The increases are chiefly due to increased legal expenses associated with raising new capital including $25,000 paid to ThinkTank, LLC to secure a general release.

Depreciation and amortization decreased to $13,980 in 2002 from $27,664 in 2001, a decrease of $13,705 or 49.5%. The decrease is a result of the write off of goodwill and certain other tangible assets at December 31, 2001.

Interest expense increased to $124,227 in 2002. Interest expense increased due to the sale of the convertible debentures in June of 2002. The debenture bears interest at seven percent (7%). The sales of the debenture resulted in $516,054 in capitalized financing costs. These costs are being amortized over the 18-month life of the debenture.

Bad debt expense decreased to $8,877 in 2002 from $90,234 in 2001, a decrease of $81,357. The allowance in 2002 is being calculated at 3% of sales, exclusive of royalties, where as in 2001 specific accounts were being reserved.

Net loss was $758,449 for the three months ended September 30, 2002, as compared to a net loss of $367,228 for the three months ended September 30, 2001. An increased loss of $391,221 or 106.5%. The main factors in the increased loss were the decrease in sales, the increased inventory reserve for obsolesce write down, the increased marketing expenses and the increased legal fees.

Net Loss Applicable to Common Stockholders. During the three months ended September 30, 2001, the Company recorded preferred stock dividends of $34,494, which were reflected as a return to the preferred stockholder and as an increase in the loss to common stockholders. The Company did not have preferred stock in 2002.

Nine Months ended September 30, 2002 and 2001 -

Net sales decreased to $1,135,631 in 2002 from $1,728,887 in 2001, a decrease of $593,256 or 34.3%. The Company's sales in the second and third quarter are generally re-orders. The lack of working capital in the first quarter delayed the production of inventory resulting in the loss of the initial sell-in. These initially lost sales resulted in the loss of re-orders significantly affecting the Company's second and third quarter sales The Company believes that the decline in sales to its major customers is a result of the general economic slowdown and the softness in the equipment industry. The in 2002 Sales number included $75,898 in royalties. There were no royalties in 2001.

Gross profit decreased to $269,638 in 2002 from $758,551 in 2001, 23.7% in 2002 from 43.9% in 2001. As the Company continues to redesign its product line and incorporate new technology it has chosen to provide a reserve against certain items in inventory - a total of $193,764. As the retail prices of the Company's competitor's products continue to decline the Company may be forced to reduce it's pricing to remain competitive and maintain its market share. Historically the Company has had gross margins in or about 45% of sales. In order to maintain these margins the Company will have to reengineer its processes and negotiate better pricing from its suppliers. To this end the Company has begun these efforts.

Selling and marketing expenses increased to $512,342 in 2002 (45.1% of sales) from $284,728 in 2001 (16.5% of sales), an increase of $227,614 or 79.9%.
Selling and marketing expenses increased in 2002 as compared to 2001 as a result of the Company's continued efforts to increase sales in 2002.

Tour and pro contract expenses decreased to $64,804 in 2002 (5.7% of sales) from $86,911 in 2001 (5.0% of sales), a decrease of $22,107 or 25.4%. Tour and pro contract expenses decreased in 2002 as compared to 2001 as previous obligations have expired and have not been renewed.

General and administrative expenses increased to $998,419 in 2002 (87.9% of sales) from $897,960 in 2001 (51.9% of sales), an increase of $100,460 (11.2%).
The increases are chiefly due to increased legal expenses associated with raising new capital including $25,000 paid to ThinkTank, LLC to secure a general release.

Depreciation and amortization decreased to $43,844 in 2002 from $82,919 in 2001, a decrease of $39,075 or 47.1%. The decrease is a result of the write off of goodwill and certain other tangible assets at December 31, 2001.

Interest expense increased to $167,904 in 2002 from $12,651 in 2001, an increase of $155,253. Interest expense increased due to the sale of the convertible debentures in June of 2002. The debenture bears interest at seven percent (7%). The sales of the debenture resulted in $516,054 in capitalized financing costs. These costs are being amortized over the 18-month life of the debenture.

Bad debt expense decreased to $31,792 in 2002 from $149,945 in 2001, a decrease of $118,153. The allowance in 2002 is being calculated at 3% of sales, exclusive of royalties, where as in 2001 specific accounts were being reserved.

Net loss was $1,484,317 for the nine months ended September 30, 2002, as compared to a net loss of $755,633 for the nine months ended September 30, 2001. An increased loss of $728,684 or 96.4%. The main factors in the increased loss were the decrease in sales, the increased inventory reserve for obsolesce write down, the increased marketing expenses and the increased legal fees.

Net Loss Applicable to Common Stockholders. During the nine months ended September 30, 2001, the Company recorded preferred stock dividends of $99,667, which were reflected as a return to the preferred stockholder and as an increase in the loss to common stockholders. The Company did not have preferred stock in 2002.

Liquidity and Capital Resources - September 30, 2002:

The Company has financed its working capital requirements during the past few years principally from the private placement of securities. Such funds have periodically been supplemented with short-term borrowings under the Company's bank line of credit and other private sources. The bank line of credit is unsecured, has a maximum borrowing level of $70,000, and carries a personal guarantee. The Company is also seeking some asset based financing and the private infusion of funds. If adequate funds are not available on acceptable terms, the Company may be unable to continue operations, develop, enhance and market products; retain qualified personnel, take advantage of future opportunities; or respond to competitive pressures, any of which could have a material adverse effect on the Company's business, operating results, financial condition or liquidity.

Operating Activities. The Company's operations utilized cash of $1,618,208 during the nine months ended September 30, 2002, as compared to cash of $28,126 provided by the nine months ended September 30, 2001. The increase in cash utilized in operating activities in 2002 as compared to 2001 was primarily a result of net losses. At September 30, 2002 cash had increased by $270,529, to $390,664, as compared to $120,135 at December 31, 2001. The Company had working capital of $381,168 at September 30, 2002, as compared to working capital deficit of $390,171 at December 31, 2001, reflecting current ratios of 1.42:1 and 0.75:1 at September 30, 2002 and December 31, 2001, respectively.

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

During the nine months ended September 30, 2002, The Company sold $2,100,000 in the form of a convertible debentures. The debentures are convertible into common stock at $0.25 per share for a period of twelve (12) months commencing six (6) months after the initial sale of the debentures. The Company's patents secure the debentures. For each share of common stock issued upon conversion of the debentures, one (1) common stock purchase warrant will be issued, which will be exercisable for a period of eighteen (18) months at $0.10 per share. The costs associated with the issuance of the debentures have been capitalized and are being amortized over the 18 months. If the Debentures convert to equity prior to the 18-month term the unamortized portion will be debited to additional paid in capital.

Pursuant to the terms of this financing, on June 11, 2002 Wyngate's President, Peter H. Pocklington, was appointed as Chairman of the Board of Directors and Chief Executive Officer. The financing also provides for Wyngate to appoint a majority of the Board of Directors of the Company. To this end Wyngate has appointed Roger Miller, Dean Reinmuth and Michael Piraino, the Company's president, Chief Operating Officer and Chief Financial Officer.

During the nine months ended September 30, 2001 the Company borrowed $40,000 under a short-term note from a related party. During the nine months ended June 30, 2002, the Company repaid $35,914 of short-term notes to unrelated parties.

On April 8, 2002, the Company entered into a stock purchase agreement (the "Agreement") with Wyngate Limited, a Jersey Limited Company ("Wyngate"), whereby Wyngate agreed to purchase 15,000,000 shares of the Company's common stock at $0.075 per share for an aggregate purchase price of $1,125,000. Of the purchase price, $200,025 was paid upon execution of the Agreement and Wyngate executed a promissory note with interest at 2.88% per annum in favor of the Company for the balance of $924,975. Pursuant to the promissory note, the balance is due and payable October 8, 2003. The promissory note is secured pursuant to a stock pledge agreement that pledges 12,333,000 shares of the common stock, which shall be held by the Company as security for payment of the promissory note. For a period of eighteen (18) months from closing, Peter H. Pocklington shall have the right to have the Company acquire Meditron Medical, Inc., a Canadian corporation engaged in the medical manufacturing and sales business controlled by him, in a reverse merger transaction through the issuance of shares of common stock of the Company only, with an agreed value of Twenty Five Cents ($0.25) per share. The value of the medical products company shall be determined by obtaining a fairness opinion from a reputable investment-banking firm.

Funds from this transaction will be used for working capital, sales and marketing, tour promotion, inventory purchases, accounts payable, patent development and general operating expenses.

On June 6, 2002, GolfGear International, Inc. (the "Company") completed the sale of $2,000,000 of convertible debentures. The debentures are convertible into common stock at $0.25 per share for a period of twelve (12) months commencing six (6) months after the initial sale of the debentures. The Company may sell up to an additional $2,000,000 of convertible debentures in the near future. As part of this financing, the Company issued 532,000 shares of its common stock as a finder's fee.

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

The Company has obtained $2,040,000 financing through a convertible debentures (Debentures). The costs associated with the issuance of the Debentures have been capitalized and are being amortized over the 18 months. If the Debentures convert to equity prior to the 18-month term the unamortized portion will be debited to additional paid in capital.


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

Currently the Company is limited to a single source for certain key product components. The Company purchases its components pursuant to purchase orders placed from time to time and, except for those purchase orders, none of its suppliers is obligated to deliver specified quantities of components or to deliver components for any specified period. Accordingly, the Company is substantially dependent on the ability of its suppliers to provide adequate inventories of golf club components on a timely basis and on acceptable terms. The Company's suppliers also produce components for certain of the Company's competitors, as well as other large customers, and there can be no assurance that any such supplier will have sufficient production capacity to satisfy the Company's inventory or scheduling requirements during any period of sustained demand or that the Company will not be subject to the risk of price fluctuations and periodic delays. Although the Company believes that its relationships with its suppliers are satisfactory and that alternative sources of each of the components are currently available, the loss of the services of a supplier or substantial price increases imposed by a supplier could result in production delays, thereby causing cancellation of orders by customers and/or price increases resulting in reduced revenues and margins, respectively.

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

Dependence on Relationships with Retailers.

The Company principally relies upon its relationships with its retailers to market the Company's products. The Company's account base consists of select on-course and off-course golf shops throughout the United States. The Company maintains its relationship with such retailers both directly and through its
independent sales representatives.   International sales are generally conducted
through the use of foreign distributors in specific countries. Although the Company intends to market its products competitively and to develop business relationships with new retailers, there can be no assurances that the Company can successfully expend its retailer base to a level sufficient to reach profitable operations.

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

In addition, exclusively the officers and directors of the Company will make all decisions with respect to the management of the Company. Investors will only have rights associated with minority ownership interest to make decisions that affect the Company. The success of the Company, to a large extent, will depend on the quality of the directors and officers of the Company.

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

PART  II.  OTHER  INFORMATION

Item  1.  Legal  Proceedings

On November 17, 2001, MC Corporation, a Japanese corporation, filed an action against the Company in the United States District Court, Central District of California. MC Corporation had purchased 210,526 shares of Series A Senior Convertible Preferred Stock in October 1999 for $2,000,000, which, combined with the 34,504 shares of preferred stock received as dividends and pursuant to an anti-dilution provision, automatically converted into 2,450,300 shares of common stock in October 2001 pursuant to a subscription agreement dated September 1, 1999 (the "Subscription Agreement"). MC Corporation contended that it was entitled to approximately an additional 8,500,000 shares of common stock based on its interpretation of the reset provision contained in the Subscription Agreement. The Company filed a cross-complaint against MC Corporation for reformation of the Subscription Agreement to conform it to the mutual understanding of the parties at the time it was executed.

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

In connection with that sale of stock 1,072,000 shares were issued as a finder's fee. 550,000 shares of stock have been issued to MC Corporation as part of a settlement agreement - see legal proceedings. Effective June 30, 2002 75,000 shares were issued as part of a settlement of a certain debt and 5,000 shares in consideration for the extension granted on a certain note payable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)       Exhibits:

          3.1   Articles of Incorporation (1)
          3.2   Certificate of Amendment of Articles of Incorporation (1)
          3.3   Certificate of Amendment of Articles of Incorporation (1)
          3.4   Articles of Merger (1)
          3.5   Bylaws (1)
          4.3   Binding Subscription Agreement for Purchase of Equity Securities
                (M.C. Corporation)(1)
          4.4   Certificate of Determination (1)
          10.1  Distribution Agreement (M.C. Corporation)(1)
          10.2  Distribution Agreement (GolfGear Korea, Ltd.)(1)
          10.6  License Agreement (Wilson Sporting Goods Company)(1)
          10.10 Employment Agreement (Donald A. Anderson)(1)(C)
          10.11 GolfGear International, Inc. 1997 Stock Incentive Plan (1)(C)
          10.12 License Agreement (Powerbilt Golf)(1)
          10.13 Property Lease Agreement (2)
          10.14 Amended and Restated Agreement for Sale and Purchase of Assets
                between Bel Air Golf Company and GolfGear International, Inc.(2)
          10.15 Agreement for Sale and Purchase of Assets - Leading Edge (3)
          10.16 Personal Services Agreement - Peter Allis (3)
          10.17 Exclusive Distribution Agreement (4)
          10.18 Subscription Agreement dated March 7, 2002(5)
          10.19 Stock Purchase Agreement dated April 8, 2002(5)
          10.20 Promissory Note dated April 8, 2002(5)
          10.21 Stock Pledge Agreement dated April 8, 2002(5)
          21    Subsidiaries of the Registrant (1)
          99.1  Patents (1)
          99.2  Trademarks (1)
          99.3  Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(contained within this document)

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

                                  GOLFGEAR INTERNATIONAL, INC.
                                  ----------------------------
                                          (Registrant)



Date: November 19, 2002           By: /s/ PETER H POCKLINGTON
                                     ----------------------------
                                     PETER H POCKLINGTON
                                       Chief Executive Officer
                                         (Duly Authorized Officer)



Date: November 19, 2002           By: /s/ MICHAEL A. PIRAINO
                                     ----------------------------
                                     MICHAEL A. PIRAINO
                                     Chief Financial Officer, President,
                                     Chief Operating Officer
                                     (Principal Financial
                                         Officer



Date: November 19, 2002           By: /s/DANIEL C. WRIGHT
                                     ----------------------------
                                     DANIEL C. WRIGHT
                                     Chief Accounting Officer

                                     (Principal Officer)