Form 10QSB/A
period 2002-06-30
GOLFGEAR INTERNATIONAL INC
filed 2003-04-15
CIK 1053210

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                                   FORM 10-QSB/A


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
                                                       ==========  =============

                                  (continued)

                  GolfGear International, Inc. and Subsidiaries
                    Consolidated Balance Sheets (continued)


                                                  June 30,     December 31,
                                                    2002           2001
                                                ------------  --------------
                                                 (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable and accrued
    expenses                                    $   821,654   $   1,127,427
  Income tax payable                                  4,000           8,000
  Accrued product warranties                        110,234         101,593
  Accrued interest payable                           13,288           8,438
  Accrued officers' compensation                     70,065          90,961
  Bank credit line payable                           51,069          57,100
  Notes payable to stockholders                         ---          97,166
  Notes payable, current portion                     83,177          69,091
                                                ------------  --------------
Total current liabilities                         1,153,487       1,559,776
                                                ------------  --------------
Non-current liabilities:
  Note payable                                          ---          50,000

  Convertible debentures, net                     1,084,156             ---
    discount of $955,844

Stockholders' equity (deficit):
Common stock, $0.001 par value;
  Authorized - 50,000,000 shares
  Issued and outstanding -
  34,586,454 shares and 17,989,454
  shares at June 30, 2002 and
  December 31, 2001, respectively                    34,586          17,989
Additional paid-in capital                       11,477,890       8,901,273
Accumulated deficit                             (10,064,552)     (9,134,357)
                                                ------------  --------------
  Total stockholders' equity (deficit)            1,568,727        (215,095)
                                                ------------  --------------
Common stock purchase
 receivable note                                   (924,975)            ---
                                                ------------  --------------
                                                   (643,752)       (215,095)
                                                ------------  --------------
Total liabilities and
  stockholders' equity (deficit)                $ 2,964,919   $   1,394,681
                                                ============  ==============

          See accompanying notes to consolidated financial statements.

   GolfGear International, Inc. and Subsidiaries
  Consolidated Statements of Operations (Unaudited)

                                      Three Months Ended
                                          June  30,
                                 --------------------------
                                     2002          2001
                                 ------------  ------------
Sales                            $   386,066   $   740,480

Cost of goods sold                   347,959       365,511
                                 ------------  ------------
Gross profit                          38,107       374,969
                                 ------------  ------------

Expenses:
  Selling and marketing              160,119       132,167
  Tour and pro contracts               9,795        25,156
  Provision for bad debts             11,582        57,777
  General and administrative         352,207       344,717
  Depreciation and amortization       16,474        31,046
                                 ------------  ------------
Total expenses                       550,177       590,863
                                 ------------  ------------
Net loss from operations            (512,070)     (215,894)

Other income (expense):
  Gain on settlement of
    accounts payable                  57,274           ---
  Interest income                      6,712           523
  Interest expense                  (184,547)       (6,715)
                                 ------------  ------------
Net loss                         $  (632,631)  $  (222,086)
                                 ============  ============

Net loss applicable to common
  stockholders:
  Net loss                       $  (632,631)  $  (222,086)
  Less dividends on Series A
    Senior Convertible
    Preferred Stock                      ---       (32,634)
                                 ------------  ------------
Net loss applicable to common
  stockholders                   $  (632,631)  $  (255,720)
                                 ============  ============
Net loss per common share -
  Basic and diluted              $     (0.02)  $     (0.03)
                                 ============  ============
Weighted average number of
  common shares outstanding -
  basic and diluted               33,793,354    15,273,598
                                 ============  ============

See accompanying notes to consolidated financial statements.

        GolfGear International, Inc. and Subsidiaries
      Consolidated Statements of Operations (Unaudited)

                                      Six  Months  Ended
                                           June  30,
                                 --------------------------
                                     2002          2001
                                 ------------  ------------
Sales                            $   763,846   $ 1,311,526

Cost of goods sold                   564,222       716,639
                                 ------------  ------------
Gross profit                         199,624       594,887
                                 ------------  ------------

Expenses:
  Selling and marketing              273,458       216,780
  Tour and pro contracts              18,666        55,064
  Provision for bad debts             22,915        59,711
  General and administrative         574,109       583,452
  Depreciation and amortization       29,884        55,256
                                 ------------  ------------
Total expenses                       919,032       970,263
                                 ------------  ------------
Net loss from operations            (872,921)     (375,376)

Other income (expense):
  Gain settlement of
    accounts payable                  57,274           ---
  Interest income                      6,712           929
  Interest expense                  (190,730)      (13,959)
  Loss on disposal of assets         (26,769)          ---
                                 ------------  ------------
Net loss                         $  (930,195)  $  (388,406)
                                 ============  ============

Net loss applicable to common
  stockholders:
  Net loss                       $  (930,195)  $  (388,406)
  Less dividends on Series A
    Senior Convertible
    Preferred Stock                      ---       (66,414)
                                 ------------  ------------
Net loss applicable to common
  stockholders                   $  (930,195)  $  (454,820)
                                 ============  ============
Net loss per common share -
  Basic and diluted              $     (0.04)  $     (0.03)
                                 ============  ============
Weighted average number of
  common shares outstanding -
  basic and diluted               25,875,571    15,273,598
                                 ============  ============

See accompanying notes to consolidated financial statements.

        GolfGear International, Inc. and Subsidiaries
       Consolidated Statements of Cash Flows (Unaudited)

                                          Six  Months  Ended
                                               June  30,
                                        ----------------------
                                           2002        2001
                                        ----------  ----------
Cash flows from operating activities:
 Net loss                               $(930,195)  $(388,406)
 Adjustments to reconcile net loss
  to net cash provided by (used
  in) operating activities:
  Depreciation and amortization            29,884      55,256
  Provision for obsolete inventory         93,680         ---
  Amortization of financing costs          28,670         ---
  Amortization of Beneficial
    Conversion discount                   147,053
  Provision for bad debts                  22,915      59,711
  Gain on settlement of
    accounts payable                      (57,274)        ---
  Fair value of stock options and
    warrants issued to non-employees          ---      46,065
  Loss on disposal of assets               26,769         ---
Changes in operating assets and
  liabilities:
   (Increase) decrease in:
    Accounts receivable                    11,025    (207,430)
    Inventories                           (44,449)    362,122
    Prepaid expenses                      (21,059)      1,917
    Deposits                                4,630      12,217
  Increase (decrease) in:
    Accounts payable and
       accrued expenses                   222,249)     78,437
    Accrued product warranties              8,641      10,208
    Accrued interest payable                4,850       6,743
    Accrued officer's compensation        (20,896)     12,000
                                        ----------  ----------
Net cash provided by (used
 in) operating activities                (864,731)     48,840
                                        ----------  ----------
Cash flows from investing activities:
  Purchase of property and equipment      (22,924)    (90,881)
  Infomercial costs                      (167,678)        ---
                                        ----------  ----------
Net cash used in investing activities    (190,602)    (90,881)
                                        ----------  ----------

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

                    GolfGear International, Inc. and Subsidiaries
                    Notes to Consolidated Financial Statements
                    Six Months Ended June 30, 2002 and 2001

Restatement of the Six Months Ended June 30, 2002

     As described in Note 2, on June 8, 2002, the Company completed the sale of $2,040,000 of convertible debentures. At the time the convertible debentures were sold they contained a conversion feature that was beneficial to the holders based on the then current market value of the Company's common stock. Under the guidance of EITF 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios", the Company is required to discount the debt for the value of the conversion feature, and amortize the discount to interest expense over the period that the debt first becomes convertible.

     The effects of this restatement is shown in the following tables:


Consolidated Balance Sheet:                                 June 30, 2002
                                           As Originally      Restatement
                                             Reported         Adjustment     As Restated
Convertible Debt                                 2,040,000       (955,844)     1,084,158
Stockholder's Equity(Deficit)                     (312,092)       955,844        643,752


Consolidated Statement of Operations:                       Three Months Ended
                                                               June 30, 2002
                                               As Originally  Restatement
                                                  Reported     Adjustment     As Restated
Interest Expense                                    37,494        147,053        184,547
Net Loss                                          (542,852)      (147,053)      (689,905)

Net Loss per common share-
  Basic and diluted                                 ($0.02)  $       0.00   $      (0.02)


Consolidated Statement of Operations:                       Six Months Ended
                                                              June 30, 2002
                                              As Originally    Restatement
                                                 Reported       Adjustment     As Restated
Interest Expense                                    43,677        147,053        190,730
Net Loss                                          (783,142)      (147,053)      (930,195)

Net Loss per common share-
  Basic and diluted                                 ($0.03)        ($0.01)  $      (0.04)


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


Interest expense increased to $184,547 in 2002 from $6,715 in 2001, an increase of $187,832. Interest expense increased in 2002 as compared to 2001 due to the sale of the convertible debenture. The debenture bears interest at seven percent (7%). The sales of the debenture resulted in $487,348 in capitalized financing costs. These costs are being amortized over the 18-month life of the debenture.

Bad debt expense decreased to $11,582 in 2002 from $57,777 in 2001, a decrease of $46,195. The allowance in 2002 is being calculated at 3% of sales where as in 2001 specific accounts were being reserved for.

Net loss was $632,631 for the three months ended June 30, 2002, as compared to a net loss of $222,086 for the three months ended June 30, 2001. An increased loss of $410,545 or 184.9%. The main factor in the increased loss was the decrease in sales.


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


Interest expense increased to $190,730 in 2002 from $13,959 in 2001, an increase of $176,771. Interest expense increased in 2002 as compared to 2001 due to the sale of the convertible debenture. The debenture bears interest at seven percent (7%). The sales of the debenture resulted in $487,348 in capitalized financing costs. These costs are being amortized over the 18-month life of the debenture.

Bad debt expense decreased to $22,915 in 2002 from $59,711 in 2001, an decrease of $36,796. The allowance in 2002 is being calculated at 3% of sales where as in 2001 specific accounts were being reserved for.

Net loss was $872,921 for the six months ended June 30, 2002, as compared to a net loss of $388,406 for the six months ended June 30, 2001. An increased loss of $84,575 or 124.7%. This increase was result of the decrease in sales, increased expenses and the write-down of selected inventory.


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