Form 10QSB/A
period 2002-09-30
GOLFGEAR INTERNATIONAL INC
filed 2003-04-16
CIK 1053210

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-QSB
                                        To
                                  Amendment #3

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
                                    ===============  =============


                                  (continued)

                  GolfGear International, Inc. and Subsidiaries
                    Consolidated Balance Sheets (continued)


                                        September 30,    December 31,
                                            2002             2001
                                       ---------------  -------------
                                         (Unaudited)
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable and accrued
    expenses                           $      599,161   $   1,127,427
  Income tax payable                            1,600           8,000
  Accrued product warranties                  113,194         101,593
  Accrued interest payable                     50,154           8,438
  Accrued officers' compensation               10,000          90,961
  Bank credit line payable                     47,921          57,100
  Notes payable to stockholders                   ---          97,166
  Notes payable, current portion               83,177          69,091
  Deferred Revenue                             75,000
                                       ---------------  -------------
Total current liabilities                     980,207       1,559,776
                                       ---------------  -------------
Non-current liabilities:
  Note payable                                    ---          50,000

  Convertible debentures, net               1,695,604             ---
    of discount $404,396

Stockholders' deficit:
  Common stock, $0.001 par value;
    Authorized - 50,000,000 shares
    Issued and outstanding -
    34,586,454 shares and 17,989,454
    shares at September 30, 2002 and
    December 31, 2001, respectively            34,586          17,989
  Additional paid-in capital               11,625,193       8,901,273
  Accumulated deficit                     (11,392,175)     (9,134,357)
                                       ---------------  -------------
Total stockholders' deficit                   267,604       (215,095)
                                       ---------------  -------------
  Common stock purchase
   receivable note                           (938,375)            ---
                                       ---------------  -------------
                                             (670,771)       (215,095)
                                       ---------------  -------------
Total liabilities and
  stockholders' deficit                $    2,005,040   $   1,394,681
                                       ===============  ==============


          See accompanying notes to consolidated financial statements.

         GolfGear International, Inc. and Subsidiaries
       Consolidated Statements of Operations (Unaudited)


                                         Three Months Ended
                                           September 30,
                                 --------------------------------
                                      2002             2001
                                 --------------  ----------------
Sales                            $     296,785   $       417,362

Cost of goods sold                     301,771           253,697
                                 --------------  ----------------
Gross profit                            (4,986)          163,665

Expenses:
  Selling and marketing                258,385            67,948

  Tour and pro contracts                46,137            31,848
  Provision for bad debts                8,877            90,234
  General and administrative           404,810           314,507
  Depreciation and amortization         13,960            27,664
                                 --------------  ----------------
Total expenses                         732,169           532,201

                                 --------------  ----------------
Loss from operations                  (737,155)         (368,536)

Other income (expense):
  Gain on settlement of
    accounts payable                    69,654               ---
  Interest income                       15,553                --
  Interest expense                    (675,675)            1,308
  Other expense                            ---               ---
                                 --------------  ----------------
Net loss                         $  (1,327,623)  $      (367,228)
                                 --------------  ----------------

Net loss applicable to common
  stockholders:
  Net loss                       $  (1,327,623)  $      (367,228)
  Less dividends on Series A
    Senior Convertible
    Preferred Stock                        ---           (34,494)
                                 --------------  ----------------

Net loss applicable to common
  stockholders                   $  (1,327,623)  $      (401,722)
                                 ==============  ================

Net loss per common share -
  Basic and diluted              $       (0.04)  $         (0.03)
                                 ==============  ================

Weighted average number of
  common shares outstanding -
  basic and diluted                 34,586,154        15,539,154
                                 ==============  ================


          See accompanying notes to consolidated financial statements.

             GolfGear International, Inc. and Subsidiaries
           Consolidated Statements of Operations (Unaudited)

                                           Nine Months Ended
                                             September 30,
                                   -------------------------------
                                       2002             2001
                                  --------------  ----------------
Sales                             $   1,060,631   $     1,728,887

Cost of goods sold                      865,993           970,336
                                  --------------  ----------------
Gross profit                            194,638           758,551
                                  --------------  ----------------

Expenses:
  Selling and marketing                 512,342           284,728
  Tour and pro contracts                 64,804            86,911
  Provision for bad debts                31,792           149,945
  General and administrative            998,419           897,960
  Depreciation and amortization          43,844            82,919
                                  --------------  ----------------
Total expenses                        1,651,201          ,502,463
                                  --------------  ----------------
Loss from operations                 (1,456,563)         (743,912)

Other income (expense):
  Gain settlement of
    accounts payable                     69,654               ---
  Interest income                        22,265               930
  Interest expense                     (886,405)          (12,651)
  Other expenses                        (26,769)              ---
                                  --------------  ----------------
Net loss                          $  (2,257,818)  $      (755,633)
                                  ==============  ================

Net loss applicable to common
  stockholders:
  Net loss                        $  (2,257,818)  $      (755,633)
  Less dividends on Series A
    Senior Convertible
    Preferred Stock                         ---           (99,667)
                                  --------------  ----------------

Net loss applicable to common
  stockholders                    $  (2,257,818)  $      (855,300)
                                  ==============  ================

Net loss per common share -
  Basic and diluted               $       (0.09)  $         (0.06)
                                  ==============  ================

Weighted average number of
  common shares outstanding -
  basic and diluted                  25,888,071        15,315,080
                                  ==============  ================


          See accompanying notes to consolidated financial statements.

          GolfGear International, Inc. and Subsidiaries
        Consolidated Statements of Cash Flows (Unaudited)


                                           Nine Months Ended
                                             September 30,
                                        -------------------------
                                            2002         2001
                                        ------------  -----------
Cash flows from operating activities:
Net loss                                $(2,257,818)  $ (755,633)
Adjustments to reconcile net loss
  to net cash provided by (used
  in) operating activities:
  Accrued interest income                   (13,400)
  Depreciation and amortization              43,842       82,919
  Provision for obsolete inventory          193,763          ---
  Amortization of deferred
    financing costs                         114,679          ---
  Deferred revenue                           75,000
  Amortization of beneficial
    conversion feature                      698,501
  Provision for bad debts                    31,792      149,945
  Gain on settlement of
    accounts payable                        (69,654)         ---
  Fair value of stock options and
    warrants issued to non-employees         19,250       66,872
  Loss on disposal of assets                 26,769          ---
Changes in operating assets and
  liabilities:
   (Increase) decrease in:
    Accounts receivable                     153,269       46,799
    Inventories                               7,600      142,843
    Prepaid expenses                       (151,830)      34,162
    Deposits                               (233,984)     (21,877)
  Increase (decrease) in:
    Accounts payable and
      accrued expenses                     (465,013)     237,357
    Accrued product warranties               11,601       12,996
    Accrued interest payable                 41,716        7,743
    Accrued officer's compensation          (80,961)      24,000
                                            ------------  -----------

Net cash provided by (used
 in) operating activities                (1,854,878)      28,126
                                        ------------  -----------

Cash flows from investing activities:
  Purchase of property and equipment        (28,925)     (90,881)
                                        ------------  -----------

Net cash used in investing activities       (28,925)     (90,881)
                                        ------------  -----------


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

2.   Convertible Debentures


On June 6, 2002, GolfGear International, Inc. (the "Company") completed the sale of $2,100,000 of convertible debentures. The debentures are convertible into common stock at $0.25 per share for a period of twelve (12) months commencing six (6) months after the initial sale of the debentures. The debentures are secured by the Company's patents. For each share of common stock issued upon conversion of the debentures, one (1) common stock purchase warrant will be issued, which will be exercisable for a period of eighteen (18) months at $0.10 per share. The costs associated with the issuance of the Debentures have been capitalized and are being amortized over the 18 months. If the Debentures convert to equity prior to the 18-month term the unamortized portion will be debited to additional paid in capital. The Company has not recognized any expense for the warrants at this time because the warrants are only issued when and if the debentures convert to stock. At that point the company will treat the value of the warrants as a cost of equity.

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

               GOLFGEAR INTERNATIONAL, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               NINE MONTHS ENDED SEPTEMEBER 30, 2002 AND 2001


RESTATEMENT  OF  THE  NINE  MONTHS  ENDED  SEPTEMBER  30,  2002

     As described in Note 2 on June 6, 2002, the Company completed the sale of $2,100,000 of convertible debentures. At the time the convertible debentures were sold they contained a conversion feature that was beneficial to the holders based on the then current market calue of the Company's common stock. Undet the guidance of EITF 98-5 "Accounting for Convertible Securities with Beneficial Converion Features or Contingently Adjustable Conversion Ratios", the Company is required to discount the debt for the value of the conversion feature, and amortize the discount to interest expense over the period that the debt first becomes convertible.

     In September, 2002, the Company received a $75,000 non-refundable advance from a license of the Company's technology. The Company is recording the advance as deferred revenue and will recognize revenue over the term of the agreement.

     The effect of these restatements is shown in the following tables:

CONSOLIDATED  BALANCE  SHEET:                     September  30,  2002
                                       As Originally   Restatement
                                          Reported      Adjustment   As Restated
  Converible Debt                          2,100,000      (404,396)    1,695,604
  Deferred Revenue                                 0        75,000        75,000
  Stockholder's Equity                      (900,084)      329,396      (570,688)

Consolidated Statement of Operations:               Three Months Ended
                                                    September 30, 2002
                                         As Originally  Restatement
                                           Reported      Adjustment    As Restated

  Sales                                      371,786       (75,000)      296,785
  Gross Profit                                70,014       (75,000)       (4,986)
  Loss from Operations                      (662,155)      (75,000)     (737,155)
  Interest Expense                           124,227       551,448       875,675
  Net Loss                                  (701,175)     (626,448)   (1,327,623)

  Net Loss per common share-
    Basic and diluted                         ($0.02)       ($0.02)       ($0.04)

                                                     Nine Months Ended
                                                     September 30, 2002
                                         As Originally   Restatement
                                            Reported      Adjustment   As Restated

  Sales                                    1,135,631       (75,000)    1,060,631
  Gross Profit                               269,638       (75,000)      194,638
  Loss from Operations                    (1,381,563)      (75,000)   (1,456,563)
  Interest Expense                           167,904       698,501       866,405
  Net Loss                                (1,484,317)     (773,501)   (2,257,818)

  Net Loss per common share-
    Basic and diluted                         ($0.06)       ($0.03)       ($0.09)

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

Interest expense increased to $551,448 in 2002. Interest expense increased due to the sale of the convertible debentures in June of 2002. The debenture bears interest at seven percent (7%). The sales of the debenture resulted in $516,054 in capitalized financing costs. These costs are being amortized over the 18-month life of the debenture.

Bad debt expense decreased to $8,877 in 2002 from $90,234 in 2001, a decrease of $81,357. The allowance in 2002 is being calculated at 3% of sales, exclusive of royalties, where as in 2001 specific accounts were being reserved.

Net loss was $1,327,623 for the three months ended September 30, 2002, as compared to a net loss of $367,228 for the three months ended September 30, 2001. An increased loss of $960,395. The main factors in the increased loss were the decrease in sales, the increased inventory reserve for obsolesce write down, the increased marketing expenses and the increased legal fees and a non-cash charge for the benifical discount feature of the convertible debenture.

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

Interest expense increased to $886,405 in 2002 from $12,651 in 2001, an increase of $873,754. Interest expense increased due to the sale of the convertible debentures in June of 2002. The debenture bears interest at seven percent (7%). The sales of the debenture resulted in $516,054 in capitalized financing costs. These costs are being amortized over the 18-month life of the debenture.

Bad debt expense decreased to $31,792 in 2002 from $149,945 in 2001, a decrease of $118,153. The allowance in 2002 is being calculated at 3% of sales, exclusive of royalties, where as in 2001 specific accounts were being reserved.

Net loss was $2,257,818 for the nine months ended September 30, 2002, as compared to a net loss of $755,633 for the nine months ended September 30, 2001. An increased loss of $1,502,185 or 96.4%. The main factors in the increased loss were the decrease in sales, the increased inventory reserve for obsolesce write down, the increased marketing expenses and the increased legal feesand a non-cash charge for the benifical discount feature of the convertible debenture.

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