Form 10KSB
period 2002-12-31
GOLFGEAR INTERNATIONAL INC
filed 2003-04-16
CIK 1053210

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

{X} Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
        Act of 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

{ }   Transition Report Pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934

               For the transition period from ___________ to ____________

                         Commission file number: 0-28007

                          GOLFGEAR  INTERNATIONAL, INC.
          ------------------------------------------------------------
              (Exact name of small business issuer in its charter)

               NEVADA                               43-1627555
-------------------------------------     -------------------------------
  (State or other jurisdiction of                (I.R.S. Employer
   incorporation or organization)             Identification Number)

            5285 Industrial Drive, Huntington Beach, California 92649
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

     Check  whether  the  issuer  (1)  filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and has been subject to such filing requirements for the past 90 days. Yes {X} No { }

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. { }

     The issuer's net sales for the fiscal year ended December 31, 2002 were $1,546,234.

     The aggregate market value of the issuer's common stock held by non-affiliates of the Company as of April 11, 2003, was $2,777,380.

     As of April 11, 2003, the issuer had 34,856,154 shares of Common Stock issued and outstanding.

     Transitional Small Business Disclosure Format: Yes { } No {X} Documents incorporated by reference: None.

                                      PART I

Item 1:     Business

     GolfGear International, Inc ("GolfGear" or the "Company") designs, develops and markets innovative premium golf clubs intended to improve the quality and performance of a golfer's game. Utilizing patented forged face insert technology, the Company has created a new generation of metal woods and irons. The Company believes that the concept of producing a golf head with a forged face metal insert affixed to the body of an investment cast shell (head) is a significant improvement in the approach to making a wood or iron head.

     The Company believes that its forged face metal wood combines the accuracy and forgiveness of the investment cast metal wood with the feeling, strength and power that can only come from solid forged metal. The Company has also applied this same technology to irons, creating a state-of-the-art forged face iron that features the same forged face metal insert affixed to a cavity-back, investment-cast club head. This technology produces clubs that have a solid sweet spot, producing maximum energy transfer, which in turn provides consistent distance and accuracy, even if miss-hit.

     The Company sells a full line of patented metal woods and irons marketed under various names, including Tsunami(R) Titanium drivers, first introduced in 1997 and updated and revised during 2002. The Company offers drivers in several sizes ranging from 300 cc to 400 cc. All of the Company's drivers have passed the test for spring-like effect and been approved by the USGA for play. The Company is attempting to utilize its patented technology to position itself as a major brand name in the golf industry.

     All of the Company's products are intended to offer retailers a significant profit margin, in contrast to many of the competitive golf products currently offered for sale at off-course retailers and discounters. Several of the major companies in the golf hardware industry have moved to capture market share by selling their products through discounters and warehouse stores that, in turn, sacrifices their retailer's margins. The Company believes that this situation offers a substantial area of opportunity, since its proprietary products can provide better margins to retailers.

     The Company's objective is to become a leading manufacturer of drivers, fairway woods, irons, and wedges and putters utilizing, wherever possible, its proprietary forged face insert technology. To achieve this objective, the Company is focusing its market strategy on enhancing the reputation of its products, increasing market penetration of its products, continuing the development of innovative clubs, and refining and improving existing technology. An integral part of this strategy involves the expansion of the Company's marketing and advertising efforts to target both domestic and international sales. Domestically, the Company intends to create product awareness through various channels, including direct response programs, print advertising, television commercials and other promotional activities including on-course golf pro shop demonstrations ("demo days"). The Company will also seek to contract with touring professional golfers on all tours to endorse Company products. The Company expects these professional golfers to demonstrate the effectiveness of forged face technology and provide valuable exposure. The Company also intends to expand its line of clubs by developing, acquiring or licensing its technologies to other golf manufacturers. The ability of the Company to implement its marketing strategy is subject to the Company having access to adequate capital.

Industry  Background

     There are between 26 and 30 million golfers in the United States today, with approximately 5-6 million categorized as avid golfers (defined as those golfers playing 25 or more rounds per year). The sport is popular with both men and women. Its popularity is gaining around the world. It is one of the few sports in which players spend more money, as they get older. Golf equipment and related merchandise is projected to exceed $6 billion in annual sales for 2002 according to the Golf Digest Companies.

     According to Golf Digest the United States golf equipment market is continuing to grow. Key factors fueling sales include the increasing popularity of premium-priced oversized drivers, higher quality fairway woods, oversized irons, new innovations in putter design and continuing interest in the sport among new players.

     The industry comprises several types of golfers avid, medium, new and casual. Avid golfers play frequently and spend significantly larger amounts for brand name equipment. Medium golfers play less frequently, are less brand conscious and play with either graphite or steel shafted clubs. Casual golfers play several games a year and represent the largest group with the potential upward movement from one category to another. New golfers as beginners typically use lower cost steel shafted clubs, with a smaller number using graphite shafted clubs.

     Market leaders follow a similar pattern. Each established a market niche. Callaway introduced the oversize metal wood to the market. Cobra followed with oversize perimeter weighted irons. Each incorporated brand identity, product innovation and tour validation, from the PGA Tour to the LPGA Tour to the Senior Tour.

     The Company's niche in the marketplace producing clubs using a forged face metal titanium insert. Over the past several years, clubs have become larger, longer and lighter. Inserts offer a more dense sweet spot, superior weight distribution and cutting-edge technology. All titanium drivers have become common because of the move to the larger size heads. However, there is a cost factor involved in this transition. Fairway woods do not need to be made completely of titanium. A stainless steel shell can be used with a forged titanium insert, making these woods more affordable. We believe the customer can purchase a competitively priced fairway wood from the Company at twenty-five percent (25%) less than comparable all-titanium woods.

     The Company believes that the market for golf clubs is cyclical, and that the consumer is now ready for something new. Most of the sets sold by the major club manufacturers in the last ten (10) years are now aging and there is a substantial replacement market developing. Even the average golfer needs to upgrade and replace certain clubs on a regular basis. Some competitors have experienced tremendous growth throughout the 1990s by riding this cycle. The Company believes that it has the opportunity to be a major candidate to fill the product that will be sold in this next growth cycle. The Company's brand name remains underdeveloped while other brands have begun to erode as a result of having sold their popular models "down market". Large established brands such as Callaway and TaylorMade will continue to do well based on their ability to heavily promote their products on various professional tours and through major retailers and television advertising campaigns.

Competition

     Spalding, MacGregor, and Hogan are well-recognized old-line names in golf equipment. Names currently dominating the industry's premium-brand sector are Callaway, Titleist, Cobra, Taylor Made, Mizuno, Ping and Cleveland Golf. Companies such as Callaway, Karsten Manufacturing (Ping) and Fortune Brands (Titleist/Cobra) are leading a wave of golf-focused idealism among consumers. Nike Golf represents the latest of the new breed to enter into the golf hardware market. Nike heavily promotes forged metal woods and irons and has recently licensed the Company's proprietary forged-face insert technology allowing it to manufacture and sell golf clubs under the Company's patents. Nike is developing a forged faced driver for Tour player and world's number one ranked golfer Tiger Woods. The dominating golf companies concentrate on innovation, create new equipment categories or rely on established market leadership position in a particular category, such as oversized metal woods or irons.

     The Company competes in the competitively priced technology based segment of the golf club manufacturing industry that includes companies with substantial financial resources. The Company believes that its technology, product quality standards, and competitive pricing structure can provide a competitive edge in the market. The Company is also selling a medium priced set of clubs for women under the name Diva to fill what the Company perceives as a void in the industry for medium priced women's clubs. For junior golfers, the Company offers a full line of clubs under The Players Golf(R) trademark.

Business Strategy

The Company competes in the premium quality segment of the golf club industry, a growing and highly competitive area. The Company introduced the new over-sized Tsunami(R) iron and a new series of Tsunami(R) fairway woods at the PGA show in Orlando in January of 2002. The Company introduced the Tsunami(R) 360 cc and 400 cc titanium drivers (joining its 300 cc DF and 340 cc) at the PGA Show in Orlando in January 2003. The entire Tsunami(R) product line (woods and irons) has been positioned at the high end of the golf market from a technology standpoint and are very competitively priced. The Company received notice from the USGA that its 400 cc and 360 cc drivers have passed the test for spring-like effect and are approved for play. The 340 cc Tsunami(R) driver outranked all of the approximately forty (40) industry's major brand name drivers in distance according to Rankmark.com, the Golf Industry's premier golf club testing company. The 340 cc Tsunami(R) driver was also ranked third in accuracy and rated second overall out of all drivers tested. Finally, the Tsunami(R) driver was declared a co-winner with Cobra in rankmark.com's match play test.

     The Company intends to increase its market visibility throughout Asia as well as Europe and Canada. It is currently evaluating existing international distributor relationships and considering new affiliations.

     In April 2002, the Company has occupied an eleven thousand (11,000) square foot facility located in Huntington Beach, California, which provides the Company with sales offices, customer service operations, the capability to conduct telemarketing operations, as well as space for assembly, finished goods inventory, product staging and shipping. The Company continues to sub-contract some of its assembly operations.
Overall Marketing Strategy

     The Company intends to concentrate its marketing efforts in direct marketing techniques, including direct response programs, which have evolved in recent years as a successful medium for marketing golf products. The Company's ability to aggressively pursue these marketing efforts is subject to the availability of adequate operating capital. The Company has completed a 30-minute direct response program designed to promote the entire line of Tsunami(R) drivers. It is expected that the program will be market tested in May 2003 and, if successful, will run on The Golf Channel, ESPN, ESPN2 and Fox Sports West throughout 2003 and 2004. The program is hosted by Rick Dees, the nationally recognized DJ and host of the world-side syndicated "Weekly Top 40", and features independent testing results, testimonials from professional and amateur golfers, interviews with Company engineers and scientists and run approximately 30 minutes. Shorter spots consisting of 30, 60 and 90 second run times will also be aired during the same time frame and may be "tagged" along with the Company's key retailers. The Company will also utilize current marketing trends which allow greater access to the golf consumer including direct advertising as well as to the on and off course shops.

     The golf club industry is highly seasonal, with most companies experiencing up to sixty percent (60%) of sales between February and June with an additional twenty percent (20%) of sales occurring between October and December for the Christmas buying season. The majority of the Company's products are introduced in January at the PGA Show.

     The Company attends most major industry trade shows. The Company has given numerous trade industry press conferences around the world, maintaining a high profile and high degree of respect in the industry press. The Company also plans to attend more consumer-oriented shows to develop more brand awareness. These shows have become very popular on a global basis, and can be a key element in broadening distribution in these markets.

     Most companies have used demo day programs to gain exposure at golf courses and private country clubs. The Company has increased exposure by becoming more active at key demo days. Technology driven, the Company is optimistic about this marketing strategy since the consumer has shown a desire for more technical information at recent demo events. The Company has performed extremely well when in direct competition with the biggest competitors in the business, outselling the competition at several events in 1999, 2000, 2001 and 2002. The demo day programs are intended to supplement the Company's other promotional efforts.

     Currently, the Company focuses on several major foreign distribution markets, including selling clubs in South Korea and Europe, as well as other parts of Asia. The Company expects to continue, given its product technology and marketing approach, to attempt to increase sales in existing markets and distribution into additional geographic regions. The Company entered into a distribution agreement to sell its clubs in Mainland China.
Product and Name Endorsement

     The Company has periodically utilized touring professionals and former golf professionals to represent the entire line of the Company's golf products. The Company currently employs Gerry James, a PGA professional and one of the longest ball hitters in the world (he currently has pending in the Guinness Book of World Records a 473 yard drive). Mr. James appears for the Company at PGA show events and has recently won the money title for the 2002 Pinnacle Long Drivers Tour.

     Because management has first-hand experience working with touring professionals, the Company believes it will be able to obtain product exposure from the various tours and anticipates some touring professional exposure, subject to the availability of adequate operating capital. Direct Response Programs and Other Marketing

     A direct response program is typically a 30-minute program that is used to introduce, market and sell a product at the same time. The direct response program has been a popular way to save years of conventional marketing and selling methods, and is a faster and more efficient way to provide the consumer with technical information that may lead to a purchase. A direct response program campaign is also supported by conventional selling methods.

     The value of direct response programs lies in the creation of millions of interested, informed and qualified prospects wanting to buy featured products in stores. In addition to selling products from television, direct response programs can be an excellent source of leads for telemarketing, for promoting a brand image and "pushing" the retail store activity. The Company has completed a 30-minute direct response program designed to promote the Tsunami(R) line of drivers and has invested over $600,000 for its production. It is expected that the program will be market tested in April 2003 and, if successful, will run on The Golf Channel, ESPN, ESPN2 and Fox Sports West throughout 2003 and 2004. The program is hosted by Rick Dees, the nationally recognized DJ and host of the world-wide syndicated "Weekly Top 40", and features independent testing results, testimonials from professional and amateur golfers, interviews with Company engineers and scientists and run approximately 30 minutes. Shorter spots consisting of 30, 60 and 90 second run times will also be aired during the same time frame. The airing of this program is subject to available financing.

     Along with the direct response program, the Company intends to run a print media campaign that may include placement in publications such as the Wall Street Journal and USA Today, and leading golfing publications such as Golf Digest, subject to available financing.

     The Company has a sales force consisting of six (6) independent sales representatives. In some areas, the Company will have sub reps that will assist the sales force with demo days and seminars. The Company also employs three (3) inside sales personnel. Management participates in this field as well. Management works weekends at demo days in order to get feedback from the consumer. This feedback is important and provides direct input that is incorporated at sales meetings and seminars.

Customers

     The Company sells to golf pro shops ("green grass") accounts and catalog and discount retailers ("off course") accounts. The Company has experienced some customer concentration in the past. The collection risk is somewhat mitigated by the fact that its 2 largest customer accounts (a 34-store discount retailer based in southern California and a 22-store discount retailer based in the Midwest) are multi-site retailers.

Employees

     On March 21, 2003 the Company employed 14 full-time employees and no part-time employees. None of the Company's employees are covered by a collective bargaining agreement.

Insurance

In its opinion, the Company maintains adequate levels of business insurance including directors and officers coverage.

International  Business

     The Company distributes golf clubs worldwide. The Company intends to generate a portion of its revenue in foreign markets. This strategy provides a broader market opportunity and can help offset the effects of regional recessions and market trends. The Company sells its clubs through distributors in most countries, but in some cases the Company sells direct to retailers. International direct selling is expected to increase somewhat in the near future.

     In December 2000, the Company entered into a three (3) year agreement with Professional Golf Services to sell the Company's products in Europe. The Company entered into an agreement in September 2001 with a distributor to sell the Company's products in China. The Company is negotiating with potential distributors in Japan, South Korea and South Africa.

Technology

     Most of the Company's clubs features its multi-patented forged face insert technology that was invented by the Company's Founder, Donald A. Anderson. The Company currently has ten (10) patents on its forged face insert technology and three (3) patents on its putter technology. The Company recently was awarded a patent in Japan covering forged insert technology.

     In the early 1990's, the Company, drawing on over twenty-five (25) years of research, did what had never been done before: it installed a solid forged face metal insert into the hitting area of an investment-cast shell. The Company's forged face clubs combined the density, power and distance of solid forged metals with the weight distribution, forgiveness and accuracy possible only in investment cast woods and irons. The result is a club that gives measurably superior performance because it has a much more solid hitting area with more weight around the perimeter to provide an extra large sweet-spot.

     The Company had the foresight to begin patenting insert technology in 1989 in the United States and in major international markets, before the January 1, 1992 rule change by the United States Golf Association (USGA) and the Royal and Ancient (R&A) Golf Club of St. Andrews, Scotland, which legalized insert technology in both metal woods and irons. As a result, the Company believes that its patent portfolio with respect to insert technology is the most comprehensive intellectual property protection package of any participant in the golf club industry. The Company believes that no other golf manufacturing company or individual has secured more coverage, either in the number of patents or in the scope of claims. This patent technology forms the basis of the Company's business plan to exploit insert technology as the next wave of golf club design. The Company also expects that there will be an opportunity to generate royalties by selectively licensing this technology to major golf club manufacturers. The Company has identified and formally put on legal notice a significant number of potential infringers of its "Forged Insert Patents".

     By attaching a solid forged face metal insert into the cavity of a cast club, the Company believes that it has created the most solid hitting surface in golf and has put fifty percent (50%) more club head mass where it counts in the hitting area. When more mass meets the ball at impact and the mass is forged, not cast, maximum energy is transferred to the ball and shots travel significantly farther. Forged metal can do this because it is denser and has a more solid molecular structure than cast metals. Investment castings contain gas voids and porosity that can cause hairline cracks or cave-ins and create dead spots. Also, their porous finish and inconsistent internal structure can affect playability.

     Management believes that its patents are strong enough to eventually make the Company a significant player in the golf industry. On January 1, 1992, the face of golf equipment changed forever when a USGA and R&A rule was changed to allow metal woods and irons with inserts. The Company was founded in 1989 to prepare for the changes it anticipated in golf equipment design. In the opinion of management, the introduction of its patented forged face woods and irons marked one of the most significant advancements in metal innovation and technology since the invention of the original metal wood more than twenty (20) years earlier.

     After creating and patenting the solid steel forged face insert, the Company has continued to stake out new ground, securing multiple domestic and international patents for designs and inserts in several other materials such as forged titanium, steel, aluminum, beryllium copper and related alloys. The Company's patents also include variable face thickness technology.

     Forged face insert technology offers significant performance advantages. The Company's equipment offers levels of performance that golfers all over the world seek in a club, including greater distance, a large sweet spot, pin-point control, reduced vibration, increased velocity, accuracy and forgiveness, and product identity.

Product Line

     The Company's core product line is the Tsunami(R) driver, fairway woods, irons and wedges. The woods, irons and wedges feature forged titanium inserts that are inset into stainless steel shells, which incorporate the latest in graphite shafts and grips. The Tsunami(R) driver, offered in 340 cc, 360 cc and 400 cc volume is the Company's entry into the super-size driver category. The main body of the all-titanium Tsunami(R) driver is cast from aerospace-certified 6AL4V titanium and the face is fitted with a solid forged Beta 10:2:3 titanium insert. In addition, the Company also offers a 300 cc Deep Face Tour Model. The Company received notice in January 2003 from the USGA that its 400 cc and 360 cc drivers have passed the test for spring-like effect and are approved for play. All of the Company's driver products conform to USGA regulations. The 400 cc and 360 cc incorporate a new speed slot toe and sole design with a weight port assuring that the club's total static weight is within three (3) grams of its target weight. These Tsunami drivers were introduced at the PGA Show in Orlando, Florida in January 2003.

     The Company's patented insert technology is unique because it can be applied to any anticipated new trend in golf clubs, including size, shape or material. The Company already has developed prototypes of several additional irons using this technology. Although brand name golf equipment companies become known by their general consumer acceptance, the Company's experience indicates golfers today have a tendency to be attracted more by performance and technology and less by a name brand. The Company is actively developing new products that will be complimentary to its existing product line. Recent Financings

     The Company completed an agreement with Wyngate Limited, a Jersey Limited Company, which included the sale of fifteen million (15,000,000) shares of Common Stock at Seven and One-Half Cents ($0.075) per share, for an aggregate purchase price of One Million One Hundred Twenty-Five Thousand Dollars ($1,125,000), Two Hundred Thousand Twenty-Five Dollars ($200,025) in cash and a promissory note due and payable eighteen (18) months from the date thereof in the principal amount of Nine Hundred Twenty-Four Thousand Nine Hundred Seventy-Five Dollars ($924,975). The promissory note was secured pursuant to a stock pledge agreement that pledged 12,333,000 shares of the Common Stock, which were held by the Company as security for payment of the promissory note. See amendment to the stock pledge agreement below. Upon the closing of this offering, Wyngate Limited, and its President, Peter H. Pocklington, gained control of the Company and obtained the right to appoint a majority of the board of directors. As a requirement of the transaction Peter H. Pocklington was made Chairman of the Board. The agreement also gives Mr. Pocklington the right to merge the Company with his medical products company in a reverse merger at a price of Twenty-Five Cents ($.25) per share of Common Stock. The value of the medical products company shall be determined by obtaining a fairness opinion from a reputable investment-banking firm.

     During the fourth quarter of 2002, Mr. Pocklington loaned the Company $200,000 in exchange for an amendment to the stock pledge agreement referred to above to release 9,029,518 shares of Common Stock held by the Company as security for payment of the promissory note. The promissory note remains collateralized by 3,303,482 shares of Common Stock to secure the unpaid balance of the promissory notes less the loan to the Company. The loan bears interest at 9 1/2% and is due on April 20, 2003. The Company's board of directors unanimously approved the transaction by written consent on November 20, 2002.

     During the year ended December 31, 2002, the Company sold $2,100,000 in the form of a convertible debenture. The debentures are convertible into Common Stock at $0.25 per share for a period of twelve (12) months commencing six (6) months after the initial sale of the debentures. The Company's patents secure the debentures. For each share of Common Stock issued upon conversion of the debentures, one (1) Common Stock purchase warrant will be issued, which will be exercisable for a period of eighteen (18) months at $0.10 per share. The deferred financing costs associated with the issuance of the debentures have been capitalized and are being amortized over the 18 months. If the debentures convert to equity prior to the 18-month term the unamortized portion will be debited to additional paid in capital. The convertible debentures are due December 6, 2003 if not converted.

     The conversion price of the debentures ($.25 per share) and the exercise price of the warrants ($.10 per share) were deemed to be less than the fair market value of the underlying Common Stock ($.50 per share) on the transaction date (June 6, 2002) resulting in a beneficial conversion feature as defined in EITF 98-5. The total fair value of the warrants using the Black-Scholes option-pricing model was $997,103. The proceeds allocated to the debentures were $1,102,897. Because of the conversion price relative to the stock price, and allocation of fair value to the warrants, the conversion feature of the debenture is beneficial to the holder at the date of issuance. Since the debenture is convertible six months from the date of issuance, EITF 98-5 requires the debenture to be recorded at a discount on the issuance date, and then amortized to interest expense to the earliest date the debenture is convertible using the effective interest method. The Company recorded the discount to interest expense for the year ended December 31, 2002 using the straight-line method, which approximates the effective interest method due to the short maturity of the debentures.

     On December 16, 2002 the Company's board of directors approved a modification to the warrants whereby the holder, without the prior conversion of the debenture, could exercise the warrant. As a result of the modification to the warrants, in the first quarter of 2003 debenture holders exercised 2,800,000 warrants at $.10 per share resulting in the issuance of 2,800,000 shares of Common Stock for $280,000 in gross proceeds.

Recent  Changes  in  Management  and  the  Board  of  Directors

     On January 20, 2003 Chris Holiday was made Senior Vice-President of Sales and Marketing for the Company. Mr. Holiday has more than 30 years of experience in the golf industry, the last 10 years of which were spent at Callaway, where he was credited with leading the company's sales force from No. 6 to No. 1 in the industry, resulting in a compound annual growth rate in sales of 52 percent. In one year at Callaway alone, he drove the golf ball sales force from No. 5 to No. 2 with a 31 percent growth in sales. Company revenues grew from $20 million to $850 million during his tenure. Other notable accomplishments include establishing and building a five-store retail chain with gross sales of $6 million and No. 1 in market share. The stores were later ranked as one of the "Top 100 Golf Shops in America" three times in Golf Shop Operations.

     On October 2, 2002 Michael A. Piraino was made President, Chief Operating Officer, Chief Financial Officer and a Director of the Company. Mr. Piraino has over 27 years in management experience including being the President and CEO of a public consulting and competitive strategy services company. He is a certified public accountant. During his career, Mr. Piraino has raised more than $350 million in equity and debt financing, and he has negotiated, closed and integrated more than 30 acquisitions. He has taken two companies through the IPO process.

      As disclosed above Wyngate's President, Peter H. Pocklington was appointed as Chairman of the Board of Directors. In addition to Mr. Pocklington, Wyngate has appointed Roger Miller, Dean Reinmuth and Michael Piraino to the Company's Board of Directors. They join Mr. Donald Anderson, the Company's Founder and Robert Williams as directors.
Bel Air Golf Subsidiaries Acquisition

     Players Golf(R) offers a full line of junior golf clubs, and Bel Air Golf is known primarily for golf glove products that offer both value and quality. Bel Air Golf and Players Golf(R) are collectively operated as a separate division of the Company.

     The Company issued a warrant to purchase one hundred thousand (100,000) shares of Common Stock exercisable at $3.00 per share, vesting and exercisable only if net revenues from Bel Air Golf and Players Golf(R) reach Two Million

Five Hundred Thousand ($2,500,000) in 2002, a threshold that was not achieved. This transaction closed on April 11, 2000.

Leading Edge Acquisition

     On August 30, 2000, the Company entered into an agreement entitled, "Agreement for Sale and Purchase of Assets", with Leading Edge, LLC, a
California limited liability company, for the acquisition of certain assets. This agreement covers: (i) all rights and interests in and to the design of Leading Edge line of putters which includes technology, including patents, trademarks, copyrights, trade-names, including the name Leading Edge(R), together with all related logos which are used in the sale, promotion and licensing; (ii) all inventory, including the assembled parts, packaging and supplies; customer and supplier list; (iii) all office furniture, equipment, computers; all tooling, molds and dies used in the manufacture of putters; and
(iv)  any  pending  sales  orders,  rights under contracts and leases in effect.

     In consideration for acquiring these assets, the Company paid the following: (i) 200,000 shares of restricted Common Stock; and (ii) a warrant to purchase 150,000 shares of Common Stock exercisable at $1.00 per share through August 30, 2004.

Lazereyes Golf, LLC Acquisition

     On July 1, 2002, the Company entered into an agreement entitled, "Asset Purchase Agreement", with Lazereyes Golf, LLC and Stone Pine Lazereyes, LLC, both Colorado limited liability companies, for the acquisition of certain assets. This agreement covers: (i) all rights and interests in and to the design of the Lazereyes product (a training club) which includes technology, including patents, trademarks, copyrights, trade-names, including the name Lazereyes(R), together with all related logos which are used in the sale, promotion and licensing; (ii) all inventory, including the assembled parts, packaging and supplies; customer and supplier list; (iii) all office furniture, equipment, computers; all tooling, molds and dies used in the manufacture of the training club. No liabilities were assumed. To date there has been no income or expense associated with Lazereyes.

     In consideration for acquiring these assets, the Company paid the following: (i) 100,000 shares of restricted Common Stock; and (ii) a royalty of One Dollar ($1.00) for every Lazereyes Training Club sold for a period of two
(2)  years  commencing  with  August  1,  2002.

Peter Alliss Personal Service Agreement

     Effective December 31, 2000, the Company entered into an agreement entitled "Personal Services Agreement" with Peter Alliss - Golf Limited and Peter Alliss, an individual (hereinafter collectively referred to as "Alliss"). Pursuant to this agreement, Alliss gave the Company the right to use his name and likeness to act as spokesperson on behalf of the Company in all advertising, marketing and promotion efforts and in all mediums including print and television, for the Company's golf clubs and golf related products. Pursuant to this agreement, his likeness can be used and Alliss' services can be provided in North America, Central America, South America, Africa (including South Africa), the Middle East, Far East (including India) but excludes Australia, New Zealand, Malaysia, the United Kingdom, Northern and Southern Ireland, Europe and Scandinavia. In consideration for this agreement, the Company agreed to pay Alliss (i) 250,000 shares of the Company's restricted Common Stock; and (ii) a warrant to purchase 250,000 shares of Common Stock exercisable at $0.50 per share through December 31, 2005. The agreement also provides for certain royalties to be paid to Alliss for the sale of golf clubs that bear his name or that are sold through direct response programs in which Alliss appears. This agreement terminates in December 2003.

Dean  Reinmuth  Services  Agreement

     During 2002, the Company entered into two separate agreements entitled "Services Agreement" with Dean Reinmuth ("Reinmuth"). Pursuant to the first Services Agreement, Reinmuth agreed to assist with arranging, developing and producing an instructional video on distance tips for a one-time fee of $21,000. Pursuant to the second Services Agreement, Reinmuth agreed to assist with arranging, developing, producing and representing the Company for the purpose of marketing and selling golf clubs and equipment. In consideration for the services to be rendered under this agreement, the Company agreed to pay Reinmuth
(i) a royalty of between $.25 - $1.00 per club on all Tsunami(R) clubs sold that exceed 1,000 clubs per quarter (ii) golf equipment for Reinmuth (iii) a 4% royalty on the sales of clubs designed by Reinmuth (iv) ten thousand dollars ($10,000) per day for appearances on behalf of the Company exceeding three (3) per year and (v) an option to purchase one million (1,000,000) shares of the Company's Common Stock exercisable at $.20 per share through July 29, 2009. The second Services Agreement terminates December 31, 2005. Mr. Reinmuth is a member of the Company's board of directors. Source of Supply

     There are five (5) primary components that are necessary to produce a golf club. The Company has access to several manufacturers that are able to produce the same technology with the same quality standards with competitive pricing. The Company will continue to test components produced by other vendors. The Company is constantly working on new materials and sources of supply in the event that additional vendors are necessary.
Patents and Know-How

     The Company's ability to compete effectively with other golf companies may be dependent, to a large degree, upon the proprietary nature of its technologies. The Company has eight (8) United States patents and two (2)
international patents relating to the forged face technology and three (3) patents relating to the Company's putter technology. The Company also has several patent applications pending. The patents for insert technologies represent an evolution that took place over a period of several years. The first patents cover simple combinations of forged and cast elements brought together to form a golf club head. Later filed patents have been directed toward alternative mechanisms for holding the component parts together and alternative versions using various combinations of metals including titanium. Titanium is now recognized throughout the industry as a superior metal for use in golf clubs. The patented putters include several devices that provide an alignment mechanism. A "virtual ball" marker allows the user to visualize the hit before the club is swung. This enables the club to be aligned to the ball, allowing the user to hit from the sweet spot of the club. Additionally, the putter clubs have heel and toe weighting to minimize club head rotation on impact, ensuring a straighter shot.

     The Company received its eighth (8th) domestic patent (Patent No. 5,720,673) on insert technology on February 4, 1998. The new patent further broadens the scope of the Company's insert patent portfolio. The new patent has a primary function of providing a means of affixing the face insert to a cast club head. The insert is set into a recess, and locked into place by material being pushed over the edge of the insert, thus locking it permanently into place. The Company has also received a patent issued in Taiwan. The Company has several other patents pending both domestically as well as internationally. The Company will continue to focus on expanding its patent coverage on insert technology.

     The Company recently received a patent in Japan that covers "Forged Insert Technology". The patent has several claims on forged insert technology including a variable forged face insert thickness. The insert may be thicker in the heel and toe areas to enhance weight distribution and density throughout the entire hitting area.

The  Company  plans  on  filing  additional  patents  in  the  future.

Licensing of Technology/Products

     The Company has plans to protect its intellectual properties to the full extent of the law. On August 21, 2002, GolfGear and Nike, Inc. jointly announced that Nike Golf was granted a non-exclusive, long-term, worldwide license to manufacture and sell golf clubs under GolfGear's patents covering its proprietary forged-face insert technology. The license agreement granted Nike Golf the right to institute litigation against third parties for infringement of GolfGear's patents. The Company began receiving royalty payments during the first quarter of 2003 on products shipped by Nike.

     The Company is in discussions with a number of other potential licensees for the licensing of its patented technology.

     Cautionary Statement Pursuant to "Safe Harbor" Provisions of the Private
                    Securities Litigation Reform Act of 1995

     Except for historical information, the Company's reports to the Securities and Exchange Commission on Form 10-K and Form 10-Q and periodic press releases, as a well as other public documents and statements, contain "forward-looking statements" within the meaning of the federal securities laws. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied by the statements. Among other the risks and uncertainties include:

     History of Losses; Accumulated Deficit; Working Capital Deficiency. The Company has incurred losses of $2,730,170, $1,360,999, $912,256, $1,016,981 and
$4,272,673  for  the  years  ended December 31, 1998, 1999, 2000, 2001 and 2002, respectively. The likelihood of the success of the Company must be considered in light of the problems, expenses, difficulties, complications, and delays frequently encountered in connection with the expansion of a business and the competitive environment in which the Company operates. Unanticipated delays, expenses and other problems such as setbacks in product development, and market acceptance are frequently encountered in connection with the expansion of a business. (See "Significant Working Capital Requirements" below.) As a result of the fixed nature of many of the Company's expenses, the Company may be unable to adjust spending in a timely manner to compensate for any unexpected delays in the development and marketing of the Company's products or any capital raising or revenue shortfall. Any such delays or shortfalls will have an immediate adverse impact on the Company's business, operations and financial condition.

     Going Concern. The consolidated financial statements as of and for the year ended December 31, 2002 have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the consolidated financial statements do not purport to represent the realizable or settlement values. The Company has suffered recurring operating losses and had diminishing working capital liquidity at December 31, 2002. As a result of these factors, the Company's independent certified public accountants have expressed substantial doubt about the Company's ability to continue as a going concern. The Company believes that its efforts to further reduce costs and operate more efficiently will generate improved cash flows, although there can be no assurances that such efforts will be successful. Furthermore, during early 2002 the Company experienced a significant drop in orders from its key retail customers. As a result, the Company's revenues in 2002 have experienced a significant decline. The Company is attempting to increase revenues through various means, including expanding brands and product offerings, new marketing programs, and direct marketing to customers through direct response programs. To the extent that the Company is unable to replace such revenues on a timely basis, the Company's revenues for future periods may continue to be depressed and the Company's liquidity and ability to continue to conduct operations may be impaired.

     Significant Working Capital Requirements. The working capital requirements associated with the manufacture and sale of the Company's golf clubs have been and will continue to be significant. The Company is currently not generating sufficient cash flow to fund its operations and growth is dependent on the proceeds from the sale of its shares to continue its operations and implement its sales and marketing strategy. The Company will require substantial additional operating capital during 2003 to establish a comprehensive marketing plan, to maintain operations and to finance the expansion of its business. In the event that the Company's plans change or its assumptions change or prove to be inaccurate or if the proceeds from the sale of its shares or cash flow from operations proves to be insufficient to fund operations (due to unanticipated expenses, technical difficulties, problem or otherwise), the Company would be required to seek additional financing sooner than currently anticipated or may be required to significantly curtail or cease its operations.

     The Company has no current arrangements with respect to, or sources of, financing other than it's existing bank lines of credit. There can be no assurance that any financing will be available to the Company on a timely basis and on acceptable terms or at all. Any such financing may involve substantial dilution to the interests of the Company's shareholders. If the Company is not successful in raising any additional financing necessary to fund future working capital needs, then the Company might be forced to cease or curtail some or all of Company operations, the exact nature of which cannot be predicted at this time.

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

     Competition. The market for the manufacture, distribution and sale of premium quality golf clubs, accessories and other related products is intensely competitive. The Company faces strong existing competition for similar products and expects to face significant competition from new companies or existing companies with new products. Many of these companies may be better financed, have better name recognition and consumer goodwill, have more marketing expertise and capabilities, have a large and loyal customer base, along with other attributes that may enable them to compete more effectively. The golf equipment industry is currently dominated by four companies, Callaway Golf Company, Fortune Brands (Titleist/Cobra), Karsten Manufacturing (Ping) and Taylor Made, which in the aggregate, account for approximately one half of the golf clubs sold in the United States. Many purchasers of premium clubs desire golf clubs that feature the most recent technology, innovative designs and recognized brand names. Over the past five (5) years Adams Golf Co., Orlimar Golf Company and Cleveland Golf have become competitive factors in fairway woods and drivers.

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

     Dependence on Certain Suppliers; Foreign Suppliers. The Company imports its club heads from companies in Asia. As a result, the supply of the materials required to assemble the Company's clubs is subject to additional cost and risk factors, many of which are out of the Company's control, including political instability, import duties, trade restrictions, work stoppages, epidemics and foreign currency fluctuations. An interruption or material increase in the cost of supply would materially adversely affect the Company's business, operating results and financial condition.

     Dependence on a Few Major Customers. Currently, the Company is dependent on approximately twenty-five percent (25%) of its business from two (2) major customers. There is also the risk that the termination of the relationship with one or all of these customers cease their relationship with the Company could have an adverse affect on the Company's business.

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

     Dependence on Relationships with Retailers. The Company principally relies upon its relationships with its retailers to market the Company's products. The Company's account base consists of select golf shops (on and off course retailers) throughout the United States. The Company maintains its relationship with such retailers both directly and through its independent sales representatives. International sales are generally conducted through the use of foreign distributors in specific countries. Although the Company intends to market its products competitively and to develop business relationships with new retailers, there can be no assurances that the Company can successfully expend its retailer base to a level sufficient to reach profitable operations.

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

     The Company has designed and plans to sell, certain clubs outside of North America that comply with the rules and regulations of the Royal and Ancient Golf Club of St. Andrews, Scotland. These clubs may not comply with USGA rules and regulations and will not be sold in North America.

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

     Reliance on Management. The Company's success is dependent on its key management, especially Peter H. Pocklington, Michael A. Piraino, Donald A. Anderson and Chris Holiday, the loss of whose services could significantly impede the achievement of the Company's planned development objectives. The Company currently does not maintain key man life insurance on any of these individuals. In addition, none of the officers or directors, or any of the other key personnel, except for Mr. Piraino, Mr. Anderson and Mr. Holiday, has any employment agreement with the Company. Therefore, there can be no assurance that these personnel will remain employed by the Company. The success of the Company's business objectives will require substantial additional expertise in such areas as finance, manufacturing and marketing, among others. Competition for qualified personnel among golf companies is intense, and the loss of key personnel, or the inability to attract and retain the additional, highly skilled personnel required for the expansion of the Company's activities, could have a material adverse effect on the Company's business and results of operations. Mr. Anderson's employment contract has been extended through 2007. Mr.
Piraino's  and  Mr.  Holiday's  employment  contracts  are  at-will.

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

     Cash Dividends Unlikely. The Company has never declared or paid dividends on its Common Stock and currently does not anticipate or intend to pay cash dividends on its Common Stock in the future. The payment of any such cash dividends in the future will be subject to available retained earnings and will be at the discretion of the Board of Directors.

     Item  2:  Properties

     The Company leases an 11,000 square foot facility located in Huntington Beach, CA under the terms of a 5-year lease, expiring July 31, 2005. The lease contains no renewal options and calls for monthly payments of approximately
$7,700. The Company believes that its facilities are adequate to maintain its existing business activities.

Executive Officers of the Registrant

     The following table and text sets forth the names and ages of all directors and executive officers of the Company as of March 21, 2003:

Name                         Age          Position
----                         ---          --------

Peter  H.  Pocklington       60           Chairman  of  the  Board

Donald  A.  Anderson         52           Director,  Founder  and  Chief
Executive  Officer

Michael  A. Piraino          49           Director, President, Chief Operating
                                          Officer and Chief Financial Officer

Chris  Holiday               55           Senior Vice-President of Sales and
Marketing

Daniel  Wright               46           Vice-President  Finance  and Chief
Accounting  Officer

Robert  Williams             51           Director

Dean  Reinmuth               52           Director

Roger  Miller                65           Director


Peter  H.  Pocklington,  Chairman  of  the  Board

     Mr. Pocklington, a Canadian citizen, began his business career as the owner of a successful Ford dealership in Ontario, Canada. By 1975 Mr. Pocklington became the largest Ford dealer in Canada with business interests generating over

$100,000,000 in annual sales. Throughout the 1970's and 1980's Mr. Pocklington invested in real estate and, by 1985, had accumulated substantial real estate assets. In addition from 1977 to 1998, he owned and operated one of the most successful sports franchises in history, the Edmonton Oilers Hockey Team that won five (5) Stanley Cups. In 1983 Mr. Pocklington ran unsuccessfully for national political office in Canada. Over the past few years he has made investments and actively participates in the management of in GolfGear International, Inc. and Meditron Medical, Inc. (a Canadian Corporation). Mr. Pocklington is very active in charity work.

Donald  A.  Anderson,  Director,  Founder  and  Chief  Executive  Officer

     Mr. Anderson has been in the golf business for his entire adult life. He taught golf at his home course at 19, and played as golf professional in local events. In 1973, Mr. Anderson became director of sales and marketing of R.A.C.O. Manufacturing, a foundry in Whittier, California, which produced putters for nearly every major golf club maker in the industry, including the Ben Hogan Company, Spalding, Wilson Sporting Goods, MacGregor, H and B, Northwestern Golf and Pinseeker. In 1980, Mr. Anderson moved to Chicago to become director of sales for the Northwestern Golf Club Company, which at the time was the world's largest exclusive manufacturer of golf clubs. While at Northwestern, Mr. Anderson pioneered the development and introduction of the original metal wood, and worked to engage several touring professionals to the staff. Mr. Anderson signed Nancy Lopez, Tom Weiskopf, Jim Thorpe, Judy Rankin, Marlene Hagge, Tom Shaw, Bob Murphy, J. C. Snead, George Low and Hubert Green. In 1986, Mr. Anderson became a consultant for Slotline Golf Company. In 1987, Mr. Anderson became vice president of the Stan Thompson Golf Club Company, a 50-year-old manufacturer of golf clubs. After completing a three-year contract at Stan Thompson, Mr. Anderson founded the Company in December 1989.

Michael Piraino, President, Chief Operating Officer, Chief Financial Officer and Director

     Mr. Piraino was most recently Founder and CEO of CEO Resources LLC, an executive management resources company providing interim CEO services, merger and acquisition and capital funding advisory services to clients. Prior to that, Mr. Piraino was the President and Chief Operating Officer of Enfrastructure Inc., a flexible office space and provider of integrated IT products and services.

     Prior to joining Enfrastructure, Mr. Piraino was the President and Chief Executive Officer of Emergent Information Technologies, Inc., a management consulting and competitive strategy services company. Prior to joining Emergent, he served as Executive Vice President and Head of Corporate Development at Data Processing Resources Corporation, an information technology staffing and solutions company. Mr. Piraino earned a B.S. degree in accounting from Loyola University of Los Angeles. He is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants.

Chris  Holiday,  Senior  Vice-President  of  Sales  and  Marketing

     Mr. Holiday has extensive experience in the golf industry. Most recently he spent 11 years with Callaway Golf, the largest and most successful company in the golf industry where he was Senior Vice-President of U.S. Sales. At Callaway he was responsible for over $500,000,000 is sales and served as a member of the executive management team setting overall strategic direction for the Company. Prior to that he owned a successful chain of golf retail stores in Colorado earning honors as one of the Top 20 golf retail operations in America. Prior to that Mr. Holiday was a senior auditor at the national accounting firm of Arthur Anderson & Company.

Daniel  Wright,  Vice  President  of  Finance

     Mr. Wright has over ten (11) years of controller/CFO experience in the golf industry. He began his career in the golf industry with Tru-Form Golf as their controller. Tru-Form Golf was a manufactured clubs and accessories under the house brand name for the Nevada Bob retail chain. After more then four (4) years with Tru-Form Golf, Mr. Wright joined Grip Technology, Inc., a publicly traded company, ("GTI") as their controller and CFO. GTI manufactured golf grips for both OEMs and retail outlets. GTI filed for bankruptcy in 1999. From May of 2001 to October 2002, Mr. Wright was the Chief Financial Officer for the Company. From October 2002 to the present Mr. Wright has been Chief Accounting Officer. In addition to Mr. Wright's golf industry experience he has a B.A. in Accounting from National University and several years experience with local accounting firms.

Robert  Williams,  Director

     Mr. Williams has worked in the golf industry since 1976. He has been involved in design, production, and sales of all types of golf equipment and accessories for over 25 years. He was a former salesman for Northwestern Golf Company, President of Palm Springs Golf Company, Owner of Confidence Golf Company, and also former owner of 2 retail stores, Pro Golf Discount of Mission Viejo and National Golf Warehouse in Palm Desert, Ca. He is currently a golf club designer and has designed golf clubs for such companies as Spalding, Lynx, Nicklaus/Golden Bear, Ben Hogan Golf, MacGregor Golf, Ram Golf, Arnold Palmer and many others. He has served as a director of the company since 2001. Roger Miller, Director

     Mr.  Miller  is  a  retired  businessman  with over 40 years of experience.

Dean  Reinmuth,  Director

     With a lifelong love of the game of golf, Dean Reinmuth has emerged as one of the most sought after and respected golf instructors in the world today. Mr. Reinmuth is a spokesperson for his own company and represents Como Sportswear, the Company, Golf IQ and Softrack. He is credited with developing and marketing the best selling instructional video, "Take a Swing at Tension," and released his first book Tension Free Golf in 1995. His media credits also include co-hosting television commentary segments for the PGA Tour where he is a regular on Golf Channel Academy Live. He is the host of his own series on Golf Channel Academy since 1996, as well as a professional advisory staff member for Golf Digest and a regular contributor of articles for various golf trade magazines and international golf consumer magazines.

     As an instructor, Dean Reinmuth is most recognized for developing his "Swing Shaping System." Two of his first students were top-ranked junior players in the San Diego area. In addition, he taught the PGA Section Player of the Year from the San Diego area as well as a professional golfer who qualified for the U.S. Open twice. His success with these players led him to work with Phil
Mickleson. Credited with developing Phil's game since age 14, Dean Reinmuth worked with him through Mickleson's high school and college and professional ranks. Today Dean is recognized as one of the Top 50 Golf Instructors in the U.S. by Golf Magazine and continues to work with several prominent players on the PGA, LPGA, European, Nationwide and Canadian tours.

Item 3: Legal Proceedings

Recent Litigation and Settlement

     On November 17, 2001, MC Corporation, a Japanese corporation, filed an action against GolfGear International, Inc. (the "Company") in the United States District Court, Central District of California. MC Corporation had purchased 210,526 shares of Series A Senior Convertible Preferred Stock in October 1999 for $2,000,000 that, combined with the 34,504 shares of preferred stock received as dividends and pursuant to an anti-dilution provision, automatically converted into 2,450,300 shares of Common Stock in October 2001 pursuant to a subscription agreement dated September 1, 1999 (the "Subscription Agreement"). MC Corporation contended that it was entitled to approximately an additional 8,500,000 shares of Common Stock based on its interpretation of the reset provision contained in the Subscription Agreement. The Company filed a cross-complaint against MC Corporation for reformation of the Subscription Agreement to conform it to the mutual understanding of the parties at the time it was executed.

     MC Corporation had also been the exclusive distributor of the Company's products in Japan since September 1999. Effective March 5, 2002, the Company terminated its distribution agreement with MC Corporation as a result of MC Corporation's failure to comply with the terms of the distribution agreement.

     On May 30, 2002, the Company entered into a settlement agreement and mutual general release (the "Settlement Agreement") with MC Corporation, John Kura and Keizaikai USA, Inc. (hereinafter collectively referred to as the "MC Corporation parties"). The Settlement Agreement provided that the Company issue a total of 3,000,000 shares of Common Stock to MC Corporation and such shares have been reflected as issued and outstanding in the Company's financial statements at December 31, 2002. The 3,000,000 shares of Common Stock consisted of 2,450,300 shares of Common Stock for the conversion (at the specified ten to one conversion rate) of 245,030 shares of convertible preferred stock previously issued to MC Corporation. The Company was given the right of first refusal to repurchase any shares of Common Stock owned by MC Corporation it may desire to sell in a private transaction for a period of eighteen (18) months from the date of execution of the Settlement Agreement. All stock options and warrants owned by the MC Corporation parties were cancelled and MC Corporation's anti-dilution rights arising under the Settlement Agreement were terminated. The Settlement Agreement also provided that MC Corporation's representative on the Company's Board of Directors resign, and the Company's distribution agreement with MC Corporation be formally terminated.

     The MC Corporation parties agreed to restrict the sale of their shares of Common Stock in a public transaction for a period of eighteen (18) months as follows: no sale of shares shall be made during the first six (6) months; during the second six (6) months, the MC Corporation parties agreed to sell no more than fifty percent (50%) of the limitation on volume restrictions contained in Rule 144(e) of the Securities Act of 1933, as amended; during the third six (6) month period, all sales must be made in compliance with the volume limitations contained in Rule 144(e).

Item  4:  Submission  of  Matters  to  a  Vote  of  Security  Holders

     None.

                                     PART II

Item  5:  Market  for Registrant's Common Equity and Related Shareholder Matters

     The Company's Common Stock is traded on Nasdaq's Over the Counter Bulletin Board using the symbol "GEAR". The following table sets forth the first quarter of 2003, 2002 and 2001 high and lows sales prices of the Company's Common Stock as reported on Nasdaq for the periods indicated.


                                         High        Low
                                         -----       -----
     Year Ending December 31, 2003
       First Quarter                     $0.19       $0.26

     Year Ended December 31, 2002
       First Quarter                     $0.27       $0.02
       Second Quarter                    $0.70       $0.17
       Third Quarter                     $0.45       $0.20
       Fourth Quarter                    $0.31       $0.14

     Year Ended December 31, 2001
       First Quarter                     $0.33       $0.21
       Second Quarter                    $0.23       $0.18
       Third Quarter                     $0.19       $0.07
       Fourth Quarter                    $0.05       $0.01

     Year Ended December 31, 2002
       First Quarter                     $0.19       $0.26


     As of March 20, 2003, there were approximately 194 holders of record of the Company's Common Stock.

     The Company has never paid any cash dividends on its Common Stock and has no present intention of doing so.

Item 6: Management's Discussion and Analysis of Financial Condition and Results of Operations.

     This Annual Report on Form 10-KSB for the year ended December 31, 2002 contains "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, including statements that include the words "believes", "expects", "anticipates", or similar expressions. These forward-looking statements include, among others, statements concerning the Company's expectations regarding its working capital requirements, gross margin, results of operations, business, growth prospects, competition and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements included in this Annual Report on Form 10-KSB for the year ended December 31, 2002 involve known and unknown risks, uncertainties and other factors that could cause the actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein.

Overview

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

     The consolidated financial statements include the accounts of the Company and its direct and indirect wholly owned subsidiaries, Gear Fit Golf Company, Pacific Golf Holdings, Inc., Bel Air-Players Group, Inc. and Leading Edge Acquisition, Inc. All inter-company transactions and balances have been eliminated in consolidation.

     The Company is attempting to increase revenues through various means, including expanding product offerings, new marketing programs, and the production of on a direct response program, which it hopes will air in early December. These types of programs take time to develop and the results of any successful program may not be apparent in the Company's revenues for 2002.

     The Company has raised $2,300,00 in new capital, and is currently attempting to raise additional capital but there can be no assurances that the Company will be successful in this regard. To the extent that the Company is unable to secure the capital necessary to fund its future cash requirements on a timely basis and/or under acceptable terms and conditions, the Company may have to substantially reduce its operations to a level consistent with its available working capital resources.

Results  of  Operations

Years  Ended  December  31,  2002  and  2001

             Net  sales decreased to $1,546,234 in 2002 from $2,143,371 in 2001, a decrease of $597,137 or 27.9%. Several key events led to the reduction in sales. Initially the shortage of working capital in the third and fourth quarters of 2001 delayed the production of inventory resulting in the loss of some customer sales in the first quarter of 2002. These initially lost sales resulted in the loss of re-orders significantly affecting the Company's second and third quarter sales. The Company also terminated two of its key foreign distributors. Historically foreign sales have always been a significant component of the Company's total sales. The Company is in current negotiations to replace both these of these distributors. Domestic sales were adversely affected by the loss of a major customer due to a change in ownership. The decision by the United States Golf Association (USGA) not to set new equipment standards for spring-like effect contributed to customer confusion and reduced sales throughout the industry. These standards or rules state that the coefficient of restitution (COR) is not to exceed 0.830, but had indicated that the rule might change. The Company delayed product development and the production of inventory until it was certain that its product would be conforming to with all USGA rules and regulations.

     Gross profit decreased to $260,024 in 2002 from $937,762 in 2001, and decreased as a percentage of net sales to 16.8% in 2002 from 43.8% in 2001. As the Company continues to redesign its product line and incorporate new technology it has chosen to provide reserves against certain obsolete inventory (a total of $195,443 for 2002). As the retail prices of the Company's competitor's products continue to decline the Company has been forced to reduce it's pricing to remain competitive and maintain its market share. Historically the Company has had gross margins in the forty percent range. In order to maintain these margins the Company will have to maintain its current pricing levels, reengineer its processes and negotiate better pricing from its suppliers.

     Selling and marketing expenses increased to $553,971 in 2002 (35.8% of sales) from $326,825 in 2001 (15.2% of sales), an increase of $227,146 or 69.5%.
In 2002 the Company initiated a number of new sales and marketing plans. Initially the expenses associated with the plans were disproportionate to the current level of sales. During the year the Company incurred increased expenses for consultants, travel, advertising, and marketing which should result in greater sales activity in the future.

     Tour and pro contract expenses decreased to $93,101 in 2002 (6.0% of sales) from $108,401 in 2001 (5.1% of sales), a decrease of $15,300 or 14.1%. Tour and pro contract expenses decreased in 2002 as compared to 2001 as a result of the previous contracts expiring and the Company opting not to renew them.

     Bad debt expense decreased to $53,899 in 2002 from $149,945 in 2001, a decrease of $96,046 or 64.1%. The decrease is due to tighter credit policies and an increased effort to collect accounts in a timelier manner.

     General and administrative expenses increased to $1,452,742 in 2002 (94.0% of sales) from $1,074,972 in 2001 (50.2% of sales), a 35.1% increase or $377,770. In 2002 the Company added some new key personnel resulting increased salaries and related fringe benefits. In addition the company had increased insurance and legal expenses. The increase in legal expenses was a result of an action taken by a major shareholder and former distributor now settled and the expense associated with an unsuccessful offering, including the payment of $25,000 to secure a mutual release.

     Depreciation and amortization decreased to $48,578 in 2002 from $115,539 in 2001, a decrease of $66,961 or 60.6%. The decrease is a result of the write off of goodwill and certain other tangible assets at December 31, 2001.

     Interest expense increased to $2,402,528 in 2002 from $17,259 in 2001. The primary reason for the increase expense was the issuance of the convertible debentures including the amortization of the finder's fees, and the imputed value of the associated the beneficial conversion feature of the options and warrants which resulted in non-cash interest expense charges of $2,100,000. The convertible debentures were issued in June of 2002 and they bear interest at seven percent (7%). The sale of the debenture resulted in $516,054 in capitalized financing costs. These costs are being amortized over the 18-month life of the debenture. The imputed beneficial conversion of the options and warrants were $1,102,897 and $997,103 respectively. These imputed amounts have been fully amortized to interest expense by the date of earliest conversion December 6, 2002.

     Net loss was $4,272,673 for 2002, as compared to a net loss of $1,016,981 for 2001, an increased loss of $3,255,694. The increased net loss includes more than $2,380,000 of additional interest expense (including non-cash interest expense charges of $2,100,000), $195,443 in obsolete inventory adjustments and $604,000 in increased selling and administrative expenses some of which will be nonrecurring.

     Net Loss Applicable to Common Stockholders. During 2001, the Company recorded preferred stock dividends of $110,704, which were reflected as a return to the preferred stockholder and as an increase in the loss to Common
Stockholders.  The  Company  did  not  have  preferred  stock  in  2002.

Liquidity  and  Capital  Resources

     The consolidated financial statements as of and for the year ended December 31, 2002 have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the consolidated financial statements do not purport to represent the realizable or settlement values. The Company has suffered recurring operating losses and requires additional financing to continue operations. For the year ended December 31, 2002 the Company incurred losses from operations of $1,942,267 and a net loss of $4,272,673 and used cash in operating activities of $2,352,375 and as of December 31, 2002 had a working capital deficit of $2,733,139 and a stockholders' deficit of $1,608,984. As a result of these factors, there is a substantial doubt about the Company's ability to continue as a going concern.

     The Company is attempting to increase revenues through various means, including expanding brands and product offerings, new marketing programs, and possibly direct marketing to customers, subject to the availability of operating working capital resources. To the extent that the Company is unable to increase revenues in 2003, the Company's liquidity and ability to continue to conduct operations may be impaired.

     The Company will require substantial additional capital to fund operating requirements. The Company is exploring various alternatives to raise this required capital, including convertible debentures, private infusion of equity and various collateralized debt instruments, but there can be no assurances that the Company will be successful in this regard. To the extent that the Company is unable to secure the capital necessary to fund its future cash requirements on a timely basis and/or under acceptable terms and conditions, the Company may have to substantially reduce its operations to a level consistent with its available working capital resources. The Company may also be required to consider a formal or informal restructuring or reorganization.

     The Company has financed its working capital requirements during the past few years principally from the private placement of securities. Such funds have periodically been supplemented with short-term borrowings under the Company's bank line of credit and other private sources. One bank line of credit is secured by eligible accounts receivable and has a maximum borrowing level of $250,000, which expires December 2003. The other is an unsecured revolving credit line and has a maximum borrowing level of $70,000. The Company is actively seeking an investment of additional capital. If adequate funds are not available on acceptable terms, the Company may be unable to continue operations, develop, enhance and market products; retain qualified personnel, take advantage of future opportunities; or respond to competitive pressures, any of which could have a material adverse effect on the Company's business, operating results, financial condition or liquidity.

     Operating Activities. The Company's operations utilized cash of $2,352,375 during the year ended December 31, 2002, as compared to cash of $5,393 provided during the year ended December 31, 2001. The increase in cash utilized in operating activities in 2002 as compared to 2001 was primarily a result of reduced sales levels, lower gross margins and higher then normal sales marketing expenses. At December 31, 2002 cash was $117,018 representing a decrease of $3,117, as compared to $120,135 at December 31, 2001. The Company had working capital deficit of $2,733,139 at December 31, 2002, as compared to working capital deficit of $390,171 at December 31, 2001, reflecting current ratios of 0.26:1 and 0.75:1 at December 31, 2002 and December 31, 2001, respectively.

     Investing Activities. During the year ended December 31, 2002 and 2001, net cash used in investing activities was $31,981 and $7,618, respectively.

     Financing Activities. The Company completed an agreement with Wyngate Limited, a Jersey Limited Company, which included the sale of fifteen million (15,000,000) shares of Common Stock at Seven and One-Half Cents ($0.075) per share, for an aggregate purchase price of One Million One Hundred Twenty-Five Thousand Dollars ($1,125,000), paid by Two Hundred Thousand Twenty-Five Dollars ($200,025) in cash and a promissory note due and payable eighteen (18) months from the date thereof in the principal amount of Nine Hundred Twenty-Four Thousand Nine Hundred Seventy-Five Dollars ($924,975). The promissory note was secured pursuant to a stock pledge agreement that pledged 12,333,000 shares of the Common Stock, which were held by the Company as security for payment of the promissory note. See amendment to the stock pledge agreement below. Upon the closing of this offering, Wyngate Limited, and its President, Peter H. Pocklington, gained control of the Company and obtained the right to appoint a majority of the board of directors. As a requirement of the transaction Peter
H. Pocklington was made Chairman of the Board. The agreement also gives Mr. Pocklington the right to merge the Company with his medical products company in a reverse merger at a price of Twenty-Five Cents ($.25) per share of Common
Stock. The value of the medical products company shall be determined by obtaining a fairness opinion from a reputable investment-banking firm.

     During the fourth quarter of 2002, Mr. Pocklington loaned the Company $200,000 in exchange for an amendment to the stock pledge agreement to release 9,029,518 shares of Common Stock held by the Company as security for payment of the promissory note. The promissory note remains collateralized by 3,303,482 shares of Common Stock to secure the unpaid balance of the promissory notes less the loan to the Company. The loan bears interest at 9 1/2% and is due on April 20, 2003. The Company's board of directors unanimously approved the transaction by written consent on November 20, 2002

     During the year ended December 31, 2002, the Company sold $2,100,000 in the form of a convertible debenture. The debentures are convertible into Common Stock at $0.25 per share for a period of twelve (12) months commencing six (6) months after the initial sale of the debentures. The Company's patents secure the debentures. For each share of Common Stock issued upon conversion of the debentures, one (1) Common Stock purchase warrant will be issued, which will be exercisable for a period of eighteen (18) months at $0.10 per share. The deferred financing costs associated with the issuance of the debentures have been capitalized and are being amortized over the 18 months. If the debentures convert to equity prior to the 18-month term the unamortized portion will be debited to additional paid in capital.

     As of December 31, 2002 the Company has borrowed $70,894 under its secured line of credit arrangements with banks. Borrowing availability under all the Company's lines of credit was $231,876 at December 31, 2002.

     On December 16, 2002 the Company's board of directors approved a modification to the warrants whereby the holder, without the prior conversion of the debenture, could exercise the warrant. As a result of the modification to the warrants, in the first quarter of 2003 debenture holders exercised 2,800,000 warrants at $.10 per share resulting in the issuance of 2,800,000 shares of Common Stock for $280,000 in gross proceeds.

     Funds from these transactions have been used for working capital, sales and marketing, tour promotion, inventory purchases, accounts payable, patent development, completion of the direct response program and general operating expenses.

Critical  Accounting  Policies

     The Company's financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. We believe the following critical accounting policies affect our more significant estimates and assumptions used in the preparation of our financial statements. Our significant estimates and assumptions are reviewed and any required adjustments are recorded on a quarterly basis.

     Allowance for Doubtful Accounts - The Company makes periodic evaluations of the creditworthiness of its customers and generally does not require collateral. As of the balance sheet dates presented, management has determined that an adequate provision has been made for doubtful accounts.

     Inventories - Inventories consist of materials, labor and manufacturing overhead and are stated at lower of cost (first-in, first-out) or market. The Company periodically reviews its inventory to evaluate it for discontinued and obsolete products. The difference between the market value of products and their cost is either written off as a direct charge to cost of goods sold or included in the reserve allowance. The loss from the liquidation or destruction of obsolete and discontinued inventory is applied against the reserve allowance.

Revenue Recognition - Revenue is recognized in accordance with SAB No. 101 "Revenue Recognition in Financial Statements". Sales of products are recognized when the products are shipped from the Company's facility. The Company generally provides a lifetime warranty against defects. The Company makes a provision for warranty costs in the period of sale. The Company periodically reviews the adequacy of the accrued product warranties.

     The Company has a direct response program in production. Prepaid marketing costs are capitalized as incurred then amortized to expense on a cost-pool-by-cost-pool basis over the period during which the future benefits are expected to be received.

     The Company has obtained $2,100,000 financing through convertible debentures. The costs associated with the issuance of the Debentures have been capitalized and are being amortized over the 18 months. If the Debentures convert to equity prior to the 18-month term the unamortized portion will be debited to additional paid in capital.

New  Accounting  Pronouncements:

     In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations", and SFAS no. 142 "Goodwill and Other Intangible Assets". SFAS No. 141 prospectively prohibits the pooling-of interest method and requires the purchase method of accounting for business combinations initialed after June 30, 2001. SFAS No. 142 requires companies to cease amortizing goodwill that exists at the date of adoption. Any goodwill resulting from acquisitions completed after June 30, 2001 will not be amortized. SFAS No. 142 also establishes a new method of testing goodwill and other intangible assets for impairment on an annual basis or an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The Company effectively adopted these standards as of January 1, 2002. No impairments were recorded in 2002.

     In  August  2001,  the  FASB  issued  SFAS  No.  144,  "Accounting  for the
Impairment or Disposal of "Long-Lived Assets", which supersedes previous guidance on Financial accounting and reporting for the impairment or disposal of long-lived assets and for segments of a business to be disposed of. This Standard supersedes SFAS no. 121 and portions of APB Opinion No. 144 did not have a significant impact on the Company's financial position or results of operations.

     In July 2002, the FASB issued SFAS No. 146 nullifies Emerging Issues Task Force Issue No. 94-3: "Liability Recognition for certain Employee Termination Benefits and Other Cost to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS No. 146 requires that a liability be recognized for those costs only when the liability is incurred, that is, when it meets the definition of a liability in the FASB's conceptual framework, SFAS No. 146 also establishes fair value as the object for initial measurement of liabilities related to exit or disposal activities. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with earlier adoption encouraged. Management does not expect the adoption of SFAS No. 146 will have a material impact on the Company's financial position or results of operations.

     In December 2002 the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transaction and Disclosure." SFAS No. 148 amends SFAS No 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. It also amends the disclosure requirements of SFAS No. 123. If an entity elects to adopt the recognition provisions of the fair value based method of accounting for stock-based compensation in a fiscal year beginning before December 16, 2003, that change in accounting principle shall be reported using either the (i) prospective method, (ii) the modified prospective method, or (iii) the retroactive restatement method as defined in SFAS No. 148. SFAS No. 148 is effective for fiscal years ending after December 15, 2002. Since the Company has elected to continue accounting for stock-based compensation under APB No. 25, the adoption of SFAS no. 148 has had no impact to the Company's Financial position or results of operations. The Company's financial statement disclosures have been designed to conform to the new disclosure requirements prescribed by SFAS No. 148.

Item 7.  Financial Statements

     The consolidated financial statements are listed at the "Index to Consolidated Financial Statements" elsewhere in this document.

Item  8:  Financial  Statement  and  Supplementary  Data

     The financial information required by Item 8 is incorporated by reference to the consolidated financial statements and notes thereto as an exhibit in Part IV, Item 15.

Item 9: Changes and Disagreements with Accountants on Accounting and on Financial Disclosure

     There have been no disagreements with the Company's independent accounts on accounting or financial disclosure.

                                    PART III

Item 10: Directors and Executive Officers of the Registrant

     Incorporated herein by reference to the Company's Definitive Proxy Statement with respect to the Company's Annual Meeting of Shareholders scheduled to be held on June 27, 2003.

Item 11: Executive Compensation

     Incorporated herein by reference to the Company's Definitive Proxy Statement with respect to the Company's Annual Meeting of Shareholders scheduled to be held on June 27, 2003.

Item 12: Security Ownership of Certain Beneficial Owners and Management

     Incorporated herein by reference to the Company's Definitive Proxy Statement with respect to the Company's Annual Meeting of Shareholders scheduled to be held on June 27, 2003.

Item  13:  Certain  Relationships  and  Related  Transactions

     Incorporated herein by reference to the Company's Definitive Proxy Statement with respect to the Company's Annual Meeting of Shareholders scheduled to be held on June 27, 2003.

Item  14:  Controls  and  Procedures

a) Evaluation  of  Disclosure  Controls  and  Procedures

     Based on their evaluation as of a date within 90 days of the filing date of this report, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934 (the
"Exchange Act")) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission rules and forms.

b) Changes  in  Internal  Controls

     There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the disclosure controls subsequent to the Chief Executive Officer's and Chief Financial Officer's most recent evaluation, and there have been no corrective actions with regard to significant deficiencies and material weaknesses in such controls.

                                     PART IV

Item 15: Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  Documents

(1)  Financial  Statements
     Statement of Management's Responsibility for Financial Statement
     Report of Independent Accountants
     Consolidated Statements of Operation for the two years ended December 31, 2002 and 2001
     Consolidated Balance Sheets as of December 31, 2002 and 2001
     Consolidated Statements of Stockholder Equity (Deficit) as December 31, 2002 and 2001
     Consolidated Statements of Cash Flows for the two years ended December 31, 2002 and 2001
     Notes to Consolidated Financial Statements

All other schedules call for under Regulation S-X are not submitted because they are not applicable or not required, or because the required information is included in the financial statements or notes thereto.

(b)  Reports  on  Form  8-K

     (1) On April 8, 2002, GolfGear International, Inc. (the "Company") entered into a stock purchase agreement with Wyngate Limited, a Jersey Limited Company ("Wyngate"), whereby Wyngate agreed to purchase 15,000,000 shares of the Company's common stock.

     (2) On May 30, 2002, the Company entered into a settlement agreement and mutual general release (the "Settlement Agreement") with MC Corporation, John Kura and Keizaikai USA, Inc. (hereinafter collectively referred to as the "MC Corporation parties").

     (3) On June 6, 2002, GolfGear International, Inc. (the "Company") completed the sale of $2,000,000 of convertible debentures. The debentures are convertible into common stock at $0.25 per share for a period of twelve (12) months commencing six (6) months after the initial sale of the debentures. The Company's patents secure the debentures. For each share of common stock issued upon conversion of the debentures, one (1) common stock purchase warrant will be issued, which will be exercisable for a period of eighteen (18) months at $0.10 per share.

     (4) Effective August 21, 2002, GolfGear International, Inc. has granted Nike Golf a non-exclusive, long-term, Worldwide license to manufacture and sell golf clubs under GolfGear's patents covering its proprietary forged-face insert technology. The license agreement grants Nike Golf the right to institute litigation against third parties for infringement of GolfGear's patents

(c)  Exhibits

    3.1    Articles of Incorporation (1)
    3.2    Certificate of Amendment of Articles of Incorporation (1)
    3.3    Certificate of Amendment of Articles of Incorporation (1)
    3.4    Articles of Merger (1)
    3.5    Bylaws (1)
    4.3 Binding Subscription Agreement for Purchase of Equity Securities (MC Corporation)(1)
    4.4    Certificate of Determination (1)
   10.1    Distribution Agreement (MC Corporation)(1)
  10.10    GolfGear International, Inc. 1997 Stock Incentive Plan (1)(C)
  10.13    Property Lease Agreement (2)
  10.14 Amended and Restated Agreement for Sale and Purchase of Assets between Bel Air Golf Company and GolfGear International, Inc. (2)

  10.15    Agreement for Sale and Purchase of Assets - Leading Edge (3)
  10.16    Personal Services Agreement - Peter Alliss (3)
  10.17    Exclusive Distribution Agreement (4)
  10.18    Subscription Agreement dated March 7, 2002(5)
  10.19    Stock Purchase Agreement dated April 8, 2002(5)
  10.20    Promissory Note dated April 8, 2002(5)
  10.21    Stock Pledge Agreement dated April 8, 2002(5)
  10.22    Employment Agreement (Michael A. Piraino) (4)
  10.23    Employment Agreement (Donald A. Anderson) (4)
  10.24    Loan Agreement (Peter H. Pocklington) (4)
  10.25    Employment Agreement (Chris Holiday) (4)
  10.26    Attorney Fee Agreement (Fulbright & Jaworski LLP) (4)
  21       Subsidiaries of the Registrant (1)
  99.1     Patents (1)
  99.2     Trademarks (1)
  99.3     Certifications Pursuant to Sarbanes-Oxley Act of 2002 (4)

Footnotes:

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

        STATEMENT OF MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL STATEMENTS

To  the  Shareholders  of  GolfGear  International,  Inc.:

     Management, who accepts full responsibility for their integrity and objectivity, prepared the consolidated financial statements and accompanying information. The statements were prepared in conformity with generally accepted accounting principles in the United States and, as such, include amounts that are based on management's best estimates and judgments.

     Management is further responsible for maintaining a system of internal accounting control designed to provide reliable financial information for the preparation of financial statements, to safeguard assets against loss or unauthorized used and to ensure that transactions are executed consistent with Company policies and procedures. Management believes that existing internal accounting control systems are achieving these objectives and provide reasonable, but not absolute, assurance concerning the accuracy of the financial statements.

     The Board of Directors, through its Audit Committee, which consists solely of outside directors, exercises oversight of management's financial reporting and internal accounting control responsibilities. The Committee meets periodically with financial management and the independent accountants to obtain reasonable assurance that each is meeting its responsibilities and to discuss matters concerning auditing, internal accounting control and financial reporting. The independent accountants have free access to meet with the Audit Committee without management's presence.


/s/ Peter H. Pocklington
Peter H. Pocklington
Chairman of the Board

/s/ Donald A. Anderson
Donald A. Anderson
Chief Executive Officer and Founder

/s/ Michael A Piraino
Michael A. Piraino
President, Chief Operating Officer and Chief Financial Officer

/s/ Daniel S. Wright
Daniel S. Wright
VP Finance and Chief Accounting Officer

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Independent Auditors' Report. . . . . . . . . . . . . . . . . . . . . . . . .F-1

Consolidated Balance Sheets at December 31, 2002 and 2001 . . . . . . . . . .F-2

Consolidated Statements of Operations
    for the years ended December 31, 2002 and 2001. . . . . . . . . . . . . .F-4

Consolidated Statements of Stockholders' Equity (Deficit)
    for the years ended December 31, 2002 and 2001 . . . . . . . . . . . . . F-5

Consolidated Statements of Cash Flows
    for the years ended December 31, 2002 and 2001. . . . . . . . . . . . . .F-7

Notes to Consolidated Financial Statements. . . . . . . . . . . . . . . . . .F-9

                          INDEPENDENT AUDITORS' REPORT


To  the  Board  of  Directors  and  Stockholders
GolfGear  International,  Inc.:

We have audited the accompanying consolidated balance sheets of GolfGear International, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of GolfGear International, Inc. and subsidiaries as of December 31, 2002 and 2001, And the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred recurring operating losses and requires additional financing to continue operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that may result should the Company be unable to continue as a going concern.




GOOD  SWARTZ  BROWN  &  BERNS  LLP

Los  Angeles,  California
March  21,  2003

                  GOLFGEAR INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2002 and 2001


                                                                2002           2001
                                                            -------------  ------------
ASSETS

Current assets:
  Cash                                                      $    117,018   $   120,135
  Accounts receivable, net of allowance for doubtful
  accounts of $99,079 and $78,337, respectively                  302,216       335,755
  Inventories                                                    492,904       691,265
  Prepaid expenses                                                58,053        22,450
                                                            -------------  ------------
Total current assets                                             970,191     1,169,605

Property and equipment, net of accumulated depreciation           98,740       128,754

Other assets:
  Patents and trademarks, net of accumulated amortization        100,515        83,922
  Deferred financing costs                                       315,366             -
  Prepaid marketing costs and other assets                       609,534        12,400
                                                            -------------  ------------
Total assets                                                $  2,094,346   $ 1,394,681
                                                            =============  ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable and accrued expenses                     $    967,108   $ 1,127,427
  Accrued product warranties                                     116,102       101,593
  Accrued interest payable                                        89,449         8,438
  Bank line of credit                                             70,894        57,100
  Notes payable to stockholders                                  200,000        97,166
  Notes payable, current portion                                  83,177        69,091
  Convertible debentures                                       2,100,000             -
  Deferred licensing revenue                                      75,000             -
  Other current liabilities                                        1,600        98,961
                                                            -------------  ------------
Total current liabilities                                      3,703,330     1,559,776

Notes payable, net of current portion                                  -        50,000

Stockholders' deficit:
   Common stock, $.001 par value; authorized
   - 50,000,000 shares; issued and outstanding
   - 34,856,154 shares and 17,989,454 shares, respectively        34,856        17,989
  Additional paid-in capital                                  12,808,763     8,901,273
  Common stock purchase receivable note                         (945,164)            -
  Deferred compensation                                         (100,409)            -
  Accumulated deficit                                        (13,407,030)   (9,134,357)
                                                            -------------  ------------
 Total stockholders' deficit                                  (1,608,984)     (215,095)
                                                            -------------  ------------
 Total liabilities and stockholders deficit                 $  2,094,346   $ 1,394,681
                                                            =============  ============

                 See notes to consolidated financial statements.

                  GOLFGEAR INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 and 2001


                                                                       2002          2001
                                                                   ------------  ------------
 Sales, net                                                        $ 1,546,234   $ 2,143,371
 Cost of goods sold                                                  1,286,210     1,205,609
                                                                   ------------  ------------
   Gross profit                                                        260,024       937,762

 Operating Expenses:
   Selling and marketing                                               553,971       326,825
   Tour and pro contracts                                               93,101       108,401
   Bad debt expense                                                     53,899       149,945
   General and administrative                                        1,452,742     1,074,972
   Depreciation and amortization                                        48,578       115,539
   Write-off of goodwill                                                     -       150,385
                                                                   ------------  ------------
 Total operating expenses                                            2,202,291     1,926,067

 Loss from operations                                               (1,942,267)     (988,305)

 Other income (expense):
   Gain on settlement of old accounts payable                           69,654             -
   Interest income                                                      29,237           774
   Interest expense:
   Beneficial conversion feature on convertible debt (non-cash)     (1,102,897)            -
   Fair value of warrants issued with convertible debt (non-cash)     (997,103)            -
   Interest at stated borrowing rates                                 (302,528)      (17,259)
                                                                   ------------  ------------
                                                                    (2,402,528)      (17,259)
                                                                   ------------  ------------

   Other expenses                                                      (26,769)      (12,191)
                                                                   ------------  ------------
 Net loss                                                          $(4,272,673)  $(1,016,981)
                                                                   ============  ============

 Net loss applicable to common stockholders:
   Net loss                                                        $(4,272,673)  $(1,016,981)
   Less dividends on convertible preferred stock                             -      (110,704)
                                                                   ------------  ------------
 Net loss applicable to common stockholders:                       $(4,272,673)  $(1,127,685)
                                                                   ============  ============

 Loss per common share - basic and diluted                         $     (0.14)  $     (0.07)
                                                                   ============  ============

Weighted average number of common shares outstanding
  - basic and diluted                                               30,283,779    15,983,673
                                                                   ============  ============

                 See notes to consolidated financial statements.

                                    GOLFGEAR INTERNATIONAL, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                       YEARS ENDED DECEMBER 31, 2002 AND 2001

                                           Preferred Stock              Common Stock
                                        --------------------  --------------------------------     Additional         Deferred
                                          Shares     Amount        Shares           Amount       Paid-in Capital    Compensation
                                        ----------  --------  ----------------  --------------  -----------------  --------------
Balance, December 31, 2000                233,228   $   233        15,273,598   $      15,274   $      8,728,436   $           -

Issuance of common stock
  for services                                                        265,556             265             64,350
Preferred stock dividend                   11,802        12                                              110,692
Conversion of preferred stock            (245,030)     (245)        2,450,300           2,450             (2,205)
Net loss
                                        ----------  --------  ----------------  --------------  -----------------  --------------
Balance, December 31, 2001                      -         -        17,989,454          17,989          8,901,273               -
                                                                                                                   --------------
Cancellation of stock                                                (100,000)           (100)               100
Issuance of stock for the reset
  provision in the conversion
  of the Preferred stock                                              549,700             550               (550)
Issuance of stock for the
  acquisition of  Lazereye's assets                                   100,000             100             27,900
Issuance of stock for services                                        195,000             195             51,655
Issuance of stock for finders fees                                  1,072,000           1,072            266,928
Issuance of warrants for finders fees                                                                    218,120
Sale of common stock                                               15,000,000          15,000          1,110,000
Interest income on stock purchase note
Exercise of options                                                    50,000              50                450
Options issued to employees
  at below fair-market value                                                                              13,750
Beneficial conversion feature
  of convertible debentures                                                                            1,102,897
Fair value of warrants issued
  with convertible debentures                                                                            997,103
Deferred compensation for
  options granted to non-employees                                                                       119,137        (119,137)
Amortization of deferred compensation                                                                                     18,728
Net loss for the year
                                        ----------  --------  ----------------  --------------  -----------------  --------------
Balance, December 31, 2002              $       -   $     -        34,856,154   $      34,856   $     12,808,763   $    (100,409)
                                        ==========  ========  ================  ==============  =================  ==============


                                             Common Stock
                                         Purchase Receivable    Accumulated
                                                 Note             Deficit        Total
                                        ---------------------  -------------  -----------
Balance, December 31, 2000              $                  -   $ (8,006,672)  $   737,271

Issuance of common stock
  for services                                                                     64,615
Preferred stock dividend                                           (110,704)            0
Conversion of preferred stock                                                           0
Net loss                                                         (1,016,981)   (1,016,981)
                                        ---------------------  -------------  -----------
Balance, December 31, 2001                                 -     (9,134,357)     (215,095)

Cancellation of stock                                                                   -
Issuance of stock for the reset
  provision in the conversion
  of the Preferred stock                                                                -
Issuance of stock for the
  acquisition of  Lazereye's assets                                                28,000
Issuance of stock for services                                                     51,850
Issuance of stock for finders fees                                                268,000
Issuance of warrants for finders fees                                             218,120
Sale of common stock                                (924,975)                     200,025
Interest income on stock purchase note               (20,189)                     (20,189)
Exercise of options                                                                   500
Options issued to employees
  at below fair-market value                                                       13,750
Beneficial conversion feature
  of convertible debentures                                                     1,102,897
Fair value of warrants issued
  with convertible debentures                                                     997,103
Deferred compensation for
  options granted to non-employees                                                      -
Amortization of deferred compensation                                              18,728
Net loss for the year                                            (4,272,673)   (4,272,673)
                                        ---------------------  -------------  -----------
Balance, December 31, 2002              $           (945,164)  $(13,407,030)  $(1,608,984)
                                        =====================  =============  ===========

                See notes to consolidated financial statements.

                           GOLFGEAR INTERNATIONAL, INC., AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                            FOR THE YEARS ENDED DECEMBER 31, 2002 AND2001

                                                                           2002          2001
                                                                       ------------  ------------
Cash Flows From Operating Activities
  Net loss                                                             $(4,272,673)  $(1,016,981)
  Adjustments to reconcile net loss to net cash provided by (used in)
  operating activities:
    Beneficial conversion feature of convertible debentures              1,102,897             -
    Fair value of warrants with convertible debentures                     997,103             -
    Amortization of deferred compensation                                   18,728             -
    Depreciation and amortization                                           48,578       115,539
    Accrued interest                                                       (20,189)            -
    Provision for obsolete inventory                                       195,443             -
    Amortization of deferred financing costs                               200,688             -
    Write-off of goodwill                                                  150,385
    Provision for bad debts                                                 53,899       149,945
    Gain on settlement of accounts payable                                 (69,654)            -
    Stock options issued to employees below market value                    13,750        64,615
    Loss on disposal of asset                                               24,824             -
    Fair value of stock or options issued to non-employees                  31,850        12,191
    Changes in operating assets and liabilities:
      (Increase) decrease in:
        Accounts receivable                                                (20,360)        4,355
        Inventories                                                          2,918       264,711
        Prepaid expenses                                                   (35,603)       42,367
        Prepaid marketing costs                                           (601,764)
        Other                                                                4,630         4,706
      Increase (decrease) in:
        Accounts payable and accrued expenses                              (90,665)      152,275
        Accrued product warranties                                          14,509        19,713
        Accrued interest payable                                            81,011         5,701
        Deferred revenue                                                    75,000             -
        Other                                                             (107,295)       35,871
                                                                       ------------  ------------
  Net cash provided by (used in) operating activities                   (2,352,375)        5,393
                                                                       ------------  ------------

Cash Flows From Investing Activities
  Purchases of property and equipment                                      (31,981)       (7,618)
                                                                       ------------  ------------

Cash Flows From Financing Activities
  Proceeds from sale of convertible debentures                           2,100,000             -
  Decrease in notes payables                                               (35,914)            -
  Increase in notes payable to stockholders                                102,834        57,511
  Borrowings under bank line                                                26,253        51,929
  Repayments of borrowings under bank line                                 (12,459)      (17,807)
  Sale of common stock and exercise of options                             200,525        (9,027)
                                                                       ------------  ------------
  Net cash provided by (used in) financing activities                    2,381,239        82,606
                                                                       ------------  ------------

Net Increase (Decrease) in Cash                                             (3,117)       80,381
Cash at the Beginning of Period                                            120,135        39,754
                                                                       ------------  ------------
Cash at the End of Period                                              $   117,018   $   120,135
                                                                       ============  ============

                                    Continued

                 See notes to consolidated financial statements.

                    GOLFGEAR INTERNATIONAL, INC., AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2002 AND2001 (continued)


CASH PAID FOR INTEREST
     Interest                                                     $  8,392  $  4,109
                                                                  ========  ========

Supplemental disclosures of non-cash investing and financing activities:

NON-CASH INVESTING AND FINANCING ACTIVITIES:
    Issuance of preferred shares for payment of dividend          $      -  $110,704
                                                                  ========  ========
    Deferred financing costs                                      $516,054  $      -
                                                                  ========  ========
    Prepaid marketing costs                                       $ 20,000  $      -
                                                                  ========  ========
    Deferred compensation                                         $119,137  $      -
                                                                  ========  ========
    Issuance of common stock for the asset purchase of Lazereyes  $ 28,000  $      -
                                                                  ========  ========

                 See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 and 2001

1.   LIQUIDITY AND GOING CONCERN

     The consolidated financial statements as of and for the year ended December 31, 2002 have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the consolidated financial statements do not purport to represent the realizable or settlement values. The Company has suffered recurring operating losses and requires additional financing to continue operations. For the year ended December 31, 2002 the Company incurred losses from operations of $1,942,267 and a net loss of $4,272,673 and used cash in operating activities of $2,352,375 and as of December 31, 2002 had a working capital deficit of $2,733,139 and a stockholders deficit of $1,608,984. As a result of these factors, there is a substantial doubt about the Company's ability to continue as a going concern.

     The Company is attempting to increase revenues through various means, including expanding brands and product offerings, new marketing programs, and possibly direct marketing to customers, subject to the availability of operating working capital resources. To the extent that the Company is unable to increase revenues in 2003, the Company's liquidity and ability to continue to conduct operations may be impaired.

     The Company will require additional capital to fund operating requirements. The Company is exploring various alternatives to raise this required capital, including convertible debentures, private infusion of equity and various collateralized debt instruments, but there can be no assurances that the Company will be successful in this regard. To the extent that the Company is unable to secure the capital necessary to fund its future cash requirements on a timely basis and/or under acceptable terms and conditions, the Company may have to substantially reduce its operations to a level consistent with its available working capital resources. The Company may also be required to consider a formal or informal restructuring or reorganization.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization and Description of Business - GolfGear International, Inc. and
     ----------------------------------------
     its subsidiaries (collectively, "GolfGear" or the "Company") designs, develops and markets golf clubs and related golf products.

     GolfGear, formerly Harry Hurst, Jr., Inc. ("HHI") was incorporated under the laws of the State of Nevada on October 9,1997. The Company is the successor entity resulting from December 5, 1997 reorganization between GolfGear International, Inc. ("GGI"), which has been active in the golf business since 1990, and HHI, a non-operating public shell corporation. HHI changed its name to GolfGear International, Inc., and GGI changed its name to GGI, Inc. and remains a wholly-owned subsidiary of the Company. Each share of Common Stock of GGI was exchanged for 3.5235 shares of Common
     Stock of HHI. The shareholders of GGI, constituting 90% of the then outstanding Common Stock, became the controlling shareholders of the Company. For accounting purposes, the acquisition of GGI by HHI has been treated as a reverse acquisition of GGI with GGI considered the acquirer.

     Segment  and  Geographic Information - The Company operates in one business
     -------------------------------------
     segment. The Company sells to customers in the United States, the Far East and Europe. Sales for the year ended December 31, 2002 to customers in the United States, and the rest of the world were $1,399,035 and $147,199, respectively. Sales for the year ended December 31, 2001 to customers in the United States, and the rest of the world were $1,635,065, and $508,306, respectively.

     Principles of Consolidation - The consolidated financial statements include
     ----------------------------
     the accounts of the Company and its wholly-owned subsidiaries, GGI, Inc., GearFit Golf Company, Pacific Golf Holdings, Inc., Bel Air - Players Group, Inc. and Leading Edge Acquisition, Inc. All intercompany transactions and balances have been eliminated in consolidation.

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

     Allowance for Doubtful Accounts - The Company makes periodic evaluations of
     --------------------------------
     the creditworthiness of its customers and generally does not require collateral. As of the balance sheet dates presented, management has determined that an adequate provision has been made for doubtful accounts.

     Inventories  -  Inventories  consist  of materials, labor and manufacturing
     -----------
     overhead and are stated at lower of cost (first-in, first-out) or market. The Company periodically reviews its inventory to evaluate it for discontinued and obsolete products. The difference between the market value of products and their cost is either written off as a direct charge to cost of goods sold or included in the reserve allowance. The loss from the liquidation or destruction of obsolete and discontinued inventory is applied against the reserve allowance.

     Property  and  Equipment  -  Property  and  equipment  are  stated at cost.
     ------------------------
     Depreciation is computed on the straight-line method over the estimated useful lives of the assets that range from five to seven years. Leasehold improvements are amortized on the straight-line method over the term of the lease or the useful life of the asset whichever is shorter.

     Long-lived  Assets-  Property and equipment and other long-lived assets are
     ------------------
     reviewed for impairment whenever events or circumstances indicate that the assets non-discounted expected cash flows are not sufficient to recover its carrying amount. The Company measures an impairment loss by comparing the fair value of the asset to its carrying amount.

     Patents  and Trademarks - Patents and trademarks are being amortized on the
     ------------------------
     straight-line method over the estimated useful life, which vary from two to 17 years. SFAS No. 142 requires companies to cease amortizing goodwill that exists at the date of adoption. SFAS No. 142 establishes a new method of testing intangible assets for impairment on an annual basis or an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit carrying value. The Company effectively adopted these standards as of January 1, 2002. No impairments were recorded in 2002.

     Deferred  Financing Costs - Deferred Financing Costs are amortized over the
     -------------------------
     life of the convertible debentures on the straight-line basis, which approximates the effective interest method due to the short maturity of the debentures.

     Fair  Value  of Financial Instruments - The Company's financial instruments
     ---------------------------------------
     consist of cash, short-term receivables and payables. The carrying value for all such instruments, considering the terms, approximates fair value at December 31, 2002 and 2001.

     Revenue  Recognition - Revenue is recognized in accordance with SAB No. 101
     --------------------
     "Revenue Recognition in Financial Statements". Sales of products are recognized when the products are shipped from the Company's facility. The Company generally provides a lifetime warranty against defects. The Company makes a provision for warranty costs in the period of sale. The Company periodically reviews the adequacy of the accrued product warranties.

     Shipping  Costs  - The Company bills shipping costs to its customers. These
     ---------------
     billings have been recognized as revenue and the associated costs have been recorded as cost of goods sold expenses in accordance with EITF 00-01:
     Accounting for shipping and handling fees and costs". Shipping costs billed in 2002 were not material.

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

     The provisions of SFAS No. 123 allow companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", but to disclose the pro forma effect on net loss and net loss per share had the fair value of the stock options been exercised. The Company has elected to continue to account for stock-based compensation plans utilizing the intrinsic value method. Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair market price of the Company's Common Stock at the date of grant above the amount an employee must pay to acquire the Common Stock.

     In accordance with SFAS No. 123, the Company has provided footnote disclosure with respect to stock-based employee compensation. The cost of stock-based employee compensation is measured at the grant date based on the value or the award and is recognized over the vesting period. The value of the stock-based award is determined using the Black-Scholes option-pricing model whereby compensation cost is the excess of the fair value of the award as determined by the pricing model at the grant date or other measurement date above the amount an employee must pay to acquire the stock. The resulting amount is charged to expense on the straight-line basis over the period in which the Company expects to receive benefit, which is generally the vesting period. Stock options issued to non-employee directors at fair market value are accounted for under the intrinsic value method.

     Income  Taxes  -  The  Company accounts for income taxes in accordance with
     ------------
     SFAS No. 109, "Accounting for Income Taxes." Under SFAS No. 109, income taxes are recognized for the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for future tax consequences of transactions that have been recognized in the Company's financial statements or tax returns. A valuation allowance is provided when it is more likely than not that some portion or the entire deferred tax asset will not be realized.

     Net  Loss  Per  Common  Share  - The Company adopted Statement of Financial
     -----------------------------
     Accounting Standards No. 128, "Earnings Per Share" (SFAS 128). SFAS 128 provides for the calculation of Basic and Diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the entity. For the years ended December 31, 2002 and 2001, basic and diluted earnings per share amounts are the same. Since the Company incurred losses for the years ended December 31, 2002 and 2001, the calculation of diluted per share amounts would result in an anti-dilutive calculation that is not permitted and therefore not included. The effect of options and warrants are not considered because items effect would be anti-dilutive.

     Concentrations  of  Major  Customers  -  During the year ended December 31,
     ---------------------------------
     2002, two customers accounted for $383,717 (25%) of total sales. At December 31, 2002, one such customer accounted for $149,423 (49%) of net accounts receivable. During the year ended December 31, 2001, six customers accounted for $960,320 (45%) of total sales. At December 31, 2001, one such customer accounted for $102,000 (30%) of net accounts receivable.

     Dependence  on  Major  Suppliers  - The Company is dependent on a few major
     --------------------------------
     suppliers for the production of golf club heads and tooling and shafts used to produce the completed golf clubs. However, management believes that any risk is mitigated, due to the large number of alternative suppliers.

     Reclassifications - Certain prior period balances have been reclassified to
     -----------------
     conform  to  current  years  presentation.

     Advertising - Cost associated with advertising and promotion is expensed as
     -----------
     incurred. Costs related to the direct response program have been capitalized as prepaid marketing costs. Advertising expense for 2002 and 2001 were $182,307 and $45,084 respectively.

     Prepaid  Marketing  Costs  -  Prepaid  marketing  costs  are capitalized as
     -------------------------
     incurred then amortized to expense on a cost-pool-by-cost-pool basis over the period during which the future benefits are expected to be received.

     New  Accounting  Pronouncements  -  In  June 2001, the Financial Accounting
     -----------------------------
     Standards Board (FASB) issued SFAS No. 141, "Business Combinations", and SFAS no. 142 "Goodwill and Other Intangible Assets". SFAS No. 141 prospectively prohibits the pooling-of interest method and requires the purchase method of accounting for business combinations initialed after June 30, 2001. SFAS No. 142 establishes a new method of testing intangible assets for impairment on an annual basis or an interim basis if an event occurs or circumstances change that would reduce the fair value below its carrying value. The Company effectively adopted these standards as of January 01, 2002. No impairments were recorded in 2002.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of "Long-Lived Assets", which supersedes previous guidance on Financial accounting and reporting for the impairment or disposal of long-lived assets and for segments of a business to be disposed of. This Standard supersedes SFAS no. 121 and portions of APB Opinion No. 144 did not have a significant impact on the Company's financial position or results of operations.

     In July 2002, the FASB issued SFAS No. 146 nullifies Emerging Issues Task Force Issue No. 94-3: "Liability Recognition for certain Employee Termination Benefits and Other Cost to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS No. 146 requires that a liability be recognized for those costs only when the liability is incurred, that is, when it meets the definition of a liability in the FASB's conceptual framework, SFAS No. 146 also establishes fair value as the object for initial measurement of liabilities related to exit or disposal activities. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with earlier adoption encouraged.
     Management does not expect the adoption of SFAS No. 146 will have a material impact on the Company's financial position or results of operations.

     In December 2002 the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transaction and Disclosure." SFAS No. 148 amends SFAS No 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. It also amends the disclosure requirements of SFAS No. 123. If an entity elects to adopt the recognition provisions of the fair value based method of accounting for stock-based compensation in a fiscal year beginning before December 16, 2003, that change in accounting principle shall be reported using wither the (i) prospective method, (ii) the modified prospective method, or (iii) the retroactive restatement method as defined in SFAS No. 148, SFAS No. 148 is effective for fiscal years ending after December 15, 2002. Since the Company has elected to continue accounting for stock-based compensation under APB No. 25, the adoption of SFAS no. 148 has had no impact to the Company's Financial position or results of operations. The Company's financial statement disclosures have been designed to conform to the new disclosure requirements prescribed by SFAS No. 148.

3.   ACQUISITIONS

     Lazereyes  Product  -  The  Company acquired all of the operating assets of
     ------------------
     Lazereyes Golf, LLC and Stone Pine Lazereyes, LLC including the "Lazereyes" trade name. Lazereyes designs, assembles and sells golf training clubs. Lazereyes is operated as a separate division of GolfGear.

     In consideration for acquiring these assets, the Company assumed no liabilities and issued 100,000 shares of its restricted Common Stock. The Company also agreed to issue as additional consideration $1.50 for every Lazereyes training club sold for a period of two years from August 1, 2002 to July 31, 2004. This transaction was completed on July 1, 2002. Currently, no Lazereyes training clubs are being produced. The fair value of consideration given was $28,000 and was assigned to intangibles.

     Bel  Air  Golf  Product  Lines  - The Company acquired all of the operating
     ----------------------------
     assets of Bel Air Golf Companies, including the "Bel Air Golf" and "Players Golf" trade names. Players Golf offers a full line of junior golf clubs, and Bel Air Golf is known primarily for golf glove products that offer both value and quality. Bel Air Golf and Players Golf are operated as a separate division of GolfGear.

     In consideration for acquiring these assets, the Company assumed liabilities of approximately $50,000 and issued 400,000 shares of its restricted Common Stock. The Company also agreed to issue 255,000 warrants exercisable at $1.00 per share for a period of six months from closing, 100,000 warrants exercisable at $1.00 per share for a period of one year from closing, and 100,000 warrants exercisable at $1.00 per share, 100,000 warrants exercisable at $2.00 per share and 100,000 warrants exercisable at $3.00 per share, vesting and exercisable only if net revenues from Bel Air Golf and Players Golf reach $1,500,000, $2,000,000 and $2,500,000 in 2000,
     2001 and 2002, respectively. The Company issued 250,000 of the 400,000 shares on November 29, 1999 as an advance, in order to be able to operate the Bel Air Golf Companies on an interim basis. The Company also issued 10% of the securities described above as a finder's fee with respect to this transaction. Accordingly, all warrants expired at the end of 2002. This transaction was completed on April 11, 2000.

4.   INVENTORIES

     At  December  31,  2002  and  2001,  inventories consists of the following:

                                 2002      2001
                               --------  --------
              Component parts  $189,616  $482,024
              Finished goods    303,288   209,241
                               --------  --------
                               $492,904  $691,265
                               ========  ========

5.   PROPERTY  AND  EQUIPMENT

     At December 31, 2002 and 2001 property and equipment consists of the following:

                                                2002        2001
                                             ----------  ----------
              Machinery and equipment        $  23,143   $  24,000
              Office equipment                  16,024      16,025
              Computers and software            28,810      28,949
              Furniture and fixtures            12,460      48,902
              Automobile                        52,091      52,090
              Trade show booth                  58,538      62,055
              Tooling                           26,090      44,737
                                             ----------  ----------
                                               217,156     276,758
              Less accumulated depreciation   (118,416)   (148,004)
                                             ----------  ----------
                                             $  98,740   $ 128,754
                                             ==========  ==========


6.   INTANGIBLE  ASSETS

     At December 31, 2001 and 2000, intangible assets consists of the following:

                                               2002        2001
                                            ----------  ----------
              Patents                       $ 220,210   $ 206,210
              Trademarks                       71,408      57,408
                                            ----------  ----------
                                              291,618     263,618
              Less accumulated amortizaion   (191,103)   (179,696)
                                            ----------  ----------
                                            $ 100,515   $  83,922
                                            ==========  ==========

     During the year ended December 31, 2002 the Company recorded $28,000 as additional patents and trademarks associated with its asset purchase of Lazereyes Golf, LLC.

7.   BANK  LINES  OF  CREDIT

     The Company has a $250,000 bank line collateralized by eligible accounts receivable. The line of credit matures on December 9, 2003 and bears interest at 28% annually. Interest is payable monthly. Outstanding borrowings at December 31, 2002 were $26,253. The Company also has an unsecured $70,000 line of credit with another bank. Interest is payable monthly at a variable rate (10.25% at December 31, 2002). Outstanding borrowings at December 31, 2002 and 2001, were $44,641 and $57,100, respectively. This is a revolving line of credit with no maturity date personally guaranteed by the Company's Founder.

8.   NOTES  PAYABLE  AND  NOTES  PAYABLE  STOCKHOLDER

     At  December  31,  2002 and 2001, notes payable consisted of the following:

                                                           2002       2001
                                                         ---------  ---------
              Notes payable to individuals, payable on
              demand plus interest at rates ranging
              from prime to 18%                          $ 83,177   $119,091
                                                         ---------  ---------
                                                           83,177    119,091
              Less current portion                        (83,177)   (69,091)
                                                         ---------  ---------
                                                         $      -   $ 50,000
                                                         =========  =========

     On November 20, 2002 the Company entered into a loan agreement with Peter Pocklington, its Chairman and Chief Executive Officer whereby Mr. Pocklington loaned the Company $200,000. As consideration for the loan the Company agreed to an amendment to a stock pledge agreement and released 9,029,518 shares of Common Stock held by the Company as security for payment of a promissory note (See Note 14) due for Pocklington's purchase of 15,000,000 shares of Common Stock. The promissory note remains collateralized by 3,303,482 shares of Common Stock to secure the unpaid balance of the promissory notes less the loan to the Company. The loan bears interest at 9 1/2% and is due on April 20, 2003. The Company's board of directors unanimously approved the transaction by written consent on November 20, 2002.

9.   CONVERTIBLE DEBENTURES

     On June 6, 2002, GolfGear International, Inc. (the "Company") completed the sale of $2,100,000 of convertible debentures. The debentures are convertible into common stock at $0.25 per share for a period of twelve
     (12) months commencing six (6) months after the initial sale of the debentures. The Company's patents, trademarks, and other intangible assets secured the debentures. For each share of common stock issued upon conversion of the debentures, one (1) common stock purchase warrant will be issued, which will be exercisable for a period of eighteen (18) months at $0.10 per share. The costs associated with the issuance of the Debentures have been capitalized and are being amortized over the 18 months. If the Debentures convert to equity prior to the 18-month term the unamortized portion will be debited to additional paid in capital.

     As a requirement of the transaction Peter H. Pocklington was made Chairman of the Board. The agreement also gives Mr. Pocklington the right to merge the Company with his medical products company in a reverse merger at a price of Twenty-Five Cents ($.25) per share of Common Stock. The value of the medical products company shall be determined by obtaining a fairness opinion from a reputable investment-banking firm.

     The conversion price of the debentures ($.25 per share) and the exercise price of the warrants ($.10 per share) were deemed to be less than the fair market value of the underlying Common Stock ($.50 per share) on the transaction date (June 6, 2002) resulting in a beneficial conversion feature as defined in EITF 98-5. The total fair value of the warrants, valued using the Black-Scholes option pricing model, was allocated to the proceeds at $997,103. The amount allocated to the debentures was $1,102,897. Since the debenture is convertible six months from the date of issuance, EITF 98-5 requires the debenture to be recorded at a discount on the issuance date, and then amortized to interest expense to the earliest date the debenture is convertible using the effective interest method. The Company recorded the discount to interest expense for the year ended December 31, 2002 using the straight-line method, which approximates the effective interest method due to the short maturity of the debentures.

10.  COMMITMENTS

     Operating  Leases - The Company leases its facilities and various equipment
     ----------------
     under non-cancelable operating leases. Future minimum lease payments required under non-cancelable operating leases with initial terms in excess of one year were as follows at December 31, 2002 and 2001:

               Year Ended December 31,
               -----------------------
                         2003           $122,499
                         2004            118,308
                         2005             56,567
                         2006                888
                                        --------
                                         298,262
                                        ========

     Rent expense under operating leases included in the financial statements for the years ended December 31, 2002 and 2001 was $84,050 and $71,800, respectively.

     Employment Agreements - The Company entered into a five (5) year employment
     ----------------------
     agreement with Donald A. Anderson, its founder, dated July 29, 2002. The agreement may be terminated for cause, as defined in the agreement, without any severance benefits. In the event of death or termination without cause Mr. Anderson shall be entitled to receive a severance benefit of (i) two
     (2) times his annual salary in effect on the date of termination, but no greater than $300,000 for a one (1) year period and (ii) payment of employee's COBRA premium for a one (1) year period. The agreement provides for a base salary of $100,000 per year and an automobile allowance of $750 per month. In the event that the Company sustains a net profit for two (2) consecutive quarters calculated in accordance with generally accepted accounting principles in the United States, the base salary shall be increased to $200,000, effective the first day after the second successive fiscal quarter. In addition, Mr. Anderson was granted an option to purchase five million (5,000,000) shares of the Company's Common Stock at fair market value at date of grant or $.20 per share. These shares were granted outside the Plan (hereinafter defined).

     The Company entered into an at-will employment agreement with Michael A. Piraino, its president and chief operating officer and chief financial officer, dated September 11, 2002. The agreement provides for a base salary of $200,000 per year and a health benefit allowance of $450 per month. The agreement may be terminated for cause, as defined in the agreement, without any severance benefits. In the event of termination without cause Mr. Piraino shall be entitled to receive a severance benefit of (i) four (4) months salary in effect on the date of termination, (ii) health benefits for the same period and, (iii) acceleration of vesting on 750,000 shares of Common Stock options if termination occurs during the first year of employment. In addition, Mr. Piraino was granted an option to purchase three million (3,000,000) shares of the Company's Common Stock at fair market value at date of grant or $.31 per share. These shares were granted outside the Plan (hereinafter defined).

11.  LITIGATION

     On November 17, 2001, MC Corporation, a Japanese corporation, filed an action against GolfGear International, Inc. (the "Company") in the United States District Court, Central District of California. MC Corporation had purchased 210,526 shares of Series A Senior Convertible Preferred Stock in October 1999 for $2,000,000 that, combined with the 34,504 shares of preferred stock received as dividends and pursuant to an anti-dilution provision, automatically converted into 2,450,300 shares of Common Stock in October 2001 pursuant to a subscription agreement dated September 1, 1999 (the "Subscription Agreement"). MC Corporation contended that it was entitled to approximately an additional 8,500,000 shares of Common Stock based on its interpretation of the reset provision contained in the Subscription Agreement. The Company filed a cross-complaint against MC Corporation for reformation of the Subscription Agreement to conform it to the mutual understanding of the parties at the time it was executed.

     MC Corporation had also been the exclusive distributor of the Company's products in Japan since September 1999. Effective March 5, 2002, the Company terminated its distribution agreement with MC Corporation as a result of MC Corporation's failure to comply with the terms of the distribution agreement.

     On May 30, 2002, the Company entered into a settlement agreement and mutual general release (the "Settlement Agreement") with MC Corporation, John Kura and Keizaikai USA, Inc. (hereinafter collectively referred to as the "MC Corporation parties"). The Settlement Agreement provided that the Company issue a total of 3,000,000 shares of Common Stock to MC Corporation and have been reflected as issued and outstanding in the Company's financial statements at December 31, 2002. The 3,000,000 shares of Common Stock consisted of 2,450,300 shares of Common Stock for the conversion (at the specified ten to one conversion rate) of 245,030 shares of convertible preferred stock previously issued to MC Corporation. The Company was given the right of first refusal to repurchase any shares of Common Stock owned by MC Corporation it may desire to sell in a private transaction for a period of eighteen (18) months from the date of execution of the Settlement Agreement. All stock options and warrants owned by the MC Corporation parties were cancelled and MC Corporation's anti-dilution rights arising under the Settlement Agreement were terminated. The Settlement Agreement also provided that MC Corporation's representative on the Company's Board of Directors resign, and the Company's distribution agreement with MC Corporation be formally terminated.

     The MC Corporation parties agreed to restrict the sale of their shares of Common Stock in a public transaction for a period of eighteen (18) months as follows: no sale of shares shall be made during the first six (6) months; during the second six (6) months, the MC Corporation parties agreed to sell no more than fifty percent (50%) of the limitation on volume restrictions contained in Rule 144(e) of the Securities Act of 1933, as amended; during the third six (6) month period, all sales must be made in compliance with the volume limitations contained in Rule 144(e).

     From time to time the Company is involved in various types of litigation, in the normal course of business, none of which is considered material at this time.

12.  RELATED  PARTY  TRANSACTIONS

     The  Company  has notes payable to shareholders totaling $200,000 (See Note
     8) and $97,166 as of December 31, 2002 and 2001, respectively. The notes bear interest at rates ranging from 9 1/2% to 10% and are payable on demand.

     On June 6, 2002, the Company completed the sale of $2,100,000 of convertible debentures. An officer and a director of the Company participated in the convertible debenture in the amount of $160,000 in the aggregate. See Note 9.

     A member of the board of directors acts as a sales agent for one of the Company's key suppliers and earns a fee on purchases.

13.  INCOME  TAXES

     For the years ended December 31, 2002 and 2001, the provision for income tax expense consists of the following and is included in operating expenses:

               Current:                                2002         2001
                                                   ------------  ----------
                   Federal                         $         -   $       -
                   State                                 2,400       4,000
                                                   ------------  ----------
                                                         2,400       4,000
                                                   ------------  ----------
               Deferred:
                   Federal                           1,674,200     159,200
                   State                               563,300      44,400
               Less change in valuation allowance   (2,237,500)   (203,600)
                                                   ------------  ----------
                                                   $     2,400   $   4,000
                                                   ============  ==========

     The tax effects of the major items recorded as deferred tax assets and liabilities at December 31, 2002 are as follows:

               Net operating loss carryforward  $ 3,313,900
               Allowance for doubtful accounts       39,500
               Allowance for warranties              46,200
               Non-deductible accruals              118,400
               Depreciation                         (19,800)
               Other                                  3,700
                                                ------------
                                                  3,501,900
               Valuation allowance               (3,501,900)
                                                ------------
                                                $         -
                                                ============

     Deferred income taxes are provided for the tax effects of net operating loss carryforwards and temporary differences in the reporting of income for financial statement and income tax reporting purposes, and arise principally from the use of different methods in reporting deductions for depreciation, bad debts and state income taxes.

     As of December 31, 2002, the Company has federal and state net operating loss carryforwards of approximately $8,117,000 and $5,732,300, respectively. The carryforwards expire through 2017 for federal and state purposes. The deferred tax benefit has been offset by a valuation allowance due to the realization of these carryforwards being doubtful. No deferred tax asset has been recognized in the financial statements due to this uncertainty.

14.  STOCKHOLDERS'  EQUITY

     On April 8, 2002, the Company entered into a stock purchase agreement (the "Agreement") with Wyngate Limited, a Jersey Limited Company ("Wyngate"), whereby Wyngate agreed to purchase 15,000,000 shares of the Company's Common Stock at $0.075 per share for an aggregate purchase price of $1,125,000. Of the purchase price, $200,025 was paid upon execution of the Agreement and Wyngate executed a promissory note with interest at 2.88% per annum in favor of the Company for the balance of $924,975. Pursuant to the promissory note, the balance is due and payable October 8, 2003. The promissory note was secured pursuant to a stock pledge agreement that initially pledged 12,333,000 shares of the Common Stock, which was held by the Company as security for payment of the promissory note. As additional consideration for lending the Company $200,000 as described in Notes 8 and

     12 above the Company amended a previously executed stock pledge agreement and agreed to the release of 9,029,518 shares of Common Stock held as collateral under the terms of the promissory note. In the event of default of payment of the promissory note the purchase price of the initial shares of Common Stock purchased represented by the $200,025 payment shall be retroactively adjusted from $0.075 to $0.25 per share.

     In conjunction with a subscription agreement executed by Wyngate, Wyngate and its President, Peter H. Pocklington, had the exclusive right for a period of 90 days to implement a second stage of financing in the form of the sale by the Company to accredited investors only of convertible debentures in an aggregate amount ranging from a minimum of $2,000,000 to a maximum of $4,000,000, which will be convertible into Common Stock at $0.25 per share for a period of 12 months commencing six months after the initial sale of the debentures. Such financing was completed and closed on June 6, 2002. See note 9. The Company's patents, trademarks, and other intangible assets secured the debentures. For each share of Common Stock issued upon conversion of the debentures, one Common Stock purchase warrant will be issued, which will be exercisable for a period of 18 months at $0.10 per share. See subsequent events in Note 15.

     The subscription agreement also provided that Peter H. Pocklington will have the right for an 18 month period to have the Company acquire Meditron Medical, Inc., a Canadian corporation controlled by Mr. Pocklington.
     Meditron Medical, Inc. is engaged in the medical manufacturing sales business and would be acquired in a reverse merger transaction through the issuance of the Company's Common Stock, at an agreed value of $0.25 per share. The value of the medical products company shall be determined by obtaining a fairness opinion from a reliable investment banking firm.

     The completion of the second stage of the financing resulted in a majority of new directors being named to the Board of Directors, with Peter H. Pocklington being appointed Chairman and Chief Executive Officer.

     The proceeds from the sale of the debentures will be used to fund the production and distribution of an direct response program, sales and marketing, tour promotion, inventory purchases, repayment of loans and advances, accounts payable, accrued expenses, product development, patent development, litigation, and general operating expenses.

     Information  regarding  the  Company's  warrants  is  as  follows:

                                             Shares        Weighted        Weighted
                                           Underlying       Average      Average Fair
                                            Warrants    Exercise Price       Value      Exerciseable
                                           -----------  ---------------  -------------  ------------
               Balance, December 31, 2000   1,749,004   $          0.84                    1,749,004

               Granted
               Canceled                      (467,940)  $          0.52
               Exercised
                                           -----------                                  ------------
               Balance, December 31, 2001   1,281,064   $          0.56                    1,281,064

               Granted                      8,932,000   $          0.10  $        0.48
               Canceled                      (443,564)  $          0.89
               Exercised                            -
                                           -----------                                  ------------
               Balance, December 31, 2002   9,769,500   $          0.14                    9,769,500
                                           ===========                                  ============

     The following table summarizes the information about warrants outstanding at December 31, 2002:


                          Weighted
                           Shares        Average
               Exercise  Underlying     Remaining
               Price      Warrants   Contractual Life  Exerciseable
               --------  ----------  ----------------  ------------
               $  0.10    8,932,000                 1     8,932,000
               $  0.35      390,000                 2       390,000
               $  0.50      250,000                 2       250,000
               $  1.00      150,000                 2       150,000
               $  1.06       20,000                 1        20,000
               $  1.50       27,500                 3        27,500
                         ----------                    -------------
                          9,769,500                       9,769,500
                         ==========                    =============


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

     The Plan provides for the granting to employees (including employees who are also directors and officers) of options intended to qualify as incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, and for the granting of non-statutory stock options to directors, employees and consultants. The Board of Directors of the Company currently administers the Plan.

     The exercise price per share of incentive stock options granted under the Plan must be at least equal to the fair market value of the Common Stock on the date of the grant. With respect to any participant who owns shares representing more than 10% of the voting power of all classes of the Company's outstanding capital stock, the exercise price of any incentive or non-statutory stock options must be equal to at least 110% of the fair market value of the grant date, and the maximum term of the option must not exceed five years. Upon a merger of the Company, the options outstanding under the Plan will terminate unless assumed or substituted by the successor corporation. As of December 31, 2002, 2,642,625 options have been granted under the Plan and 11,000,000 options have been granted outside the Plan, including 5,400,000 options granted to the Company's Founder as follows: 250,000 during 2000 that are exercisable at $0.55 and expire in December 2005, 150,000 during 2001 that are exercisable at $0.50 and expire in December 2006 and 5,000,000 during 2002 that are exercisable at $.20 and expire in July 2012; 3,000,000 options were granted to the Company's President that are exercisable at $0.31 and expire in September 2012; and 1,000,000 options were granted to a director that are exercisable at $0.21 and expire in September 2012. All these grants are considered granted outside the Company's Stock Option Plan because they exceed the number of shares reserved for such plan. A director of the Company was granted 1,000,000 in options as a finder's fee.

     Information  regarding  the  Company's  stock  options  is  as  follows:

                              Shares        Weighted         Weighted
                            Underlying       Average       Average Fair
                              Options    Exercise Price       Value       Exerciseable
                            -----------  ---------------  --------------  ------------
Balance, December 31, 2000   2,622,789                                       2,622,789

Granted                        591,666   $          0.45  $         0.10      591,666
Canceled                      (502,854)  $          3.62                     (502,854)
Exercised
                            -----------                                   ------------
Balance, December 31, 2001   2,711,601                                       2,711,601

Granted                     10,208,332   $          0.22  $         0.22     4,765,801
Canceled                      (824,936)  $          0.62                   (1,894,905)
Exercised                      (50,000)  $          0.01                      (50,000)
                            -----------                                   ------------
Balance, December 31, 2002  12,044,997                                       5,532,497
                            ===========                                   ============

     The following table summarizes the information about stock options outstanding at December 31, 2002:


                                 Weighted
                                  Shares        Average
                                Underlying     Remaining
                Exercise Price   Options    Contractual Life  Exerciseable
               ---------------  ----------  ----------------  ------------

               $         0.01       50,000               0.5        50,000
               $         0.10    1,000,000              10.0     1,000,000
               $         0.20    6,025,000              10.0     2,416,667
               $         0.25       49,997               3.5        49,997
               $         0.31    3,100,000              10.0       195,833
               $         0.50    1,315,000               3.5     1,315,000
               $         0.55      325,000               3.0       325,000
               $         1.50       50,000               3.0        50,000
               $         2.50       15,000               3.0        15,000
               $         3.50       50,000               3.0        50,000
               $         4.50       25,000               3.0        25,000
               $         5.50       15,000               3.0        15,000
               $         6.50       25,000               3.0        25,000
                                ----------                    ------------
                                12,044,997                       5,532,497
                                ==========                    ============

     The Company accounted for stock options granted to employees, officers and directors under APB Opinion No. 25. "Accounting for Stock Issued to Employees," under which no compensation cost has been recognized. Options granted to non-employee directors are accounted for in accordance with SFAS No. 123. Had the compensation cost for the options been determined based upon the fair value at the grant date consistent with the methodology prescribed under SFAS No. 123, the Company's net loss and basic and diluted loss per share in 2002 would have been increased by approximately $184,449 resulting in no change to the per share amount.

     The company has service agreements with two non-employees. Under these agreements there have been 1,100,000 options granted with a value of $119,137. The options are accounted for as deferred compensation and are being amortized over the life of the contracts.

     The fair value of the warrants and option granted is estimated on the date of grant using the Black-Scholes option pricing model with following weighted average assumptions: dividend yield of 0%, volatility of 83%, risk-free interest rate of 3.6% and an expected life of five years.

     The effect of applying SFAS No. 123 in this pro forma disclosure is not indicative of future results.

15.  SUBSEQUENT EVENTS

     The Company entered into an at-will employment agreement with Chris Holiday, its Senior Vice President of Sales and Marketing, dated January 20, 2003. The agreement provides for a base salary of $175,000 per year and a health benefit allowance of $450 per month. The agreement may be terminated for cause, as defined in the agreement, without any severance benefits. In the event of termination without cause Mr. Holiday shall be entitled to receive a severance benefit of (i) four (4) months salary in effect on the date of termination, (ii) health benefits for the same period and, (iii) acceleration of vesting on 500,000 shares of Common Stock options if termination occurs during the first year of employment. In addition, Mr. Holiday was granted an option to purchase two million (2,000,000) shares of the Company's Common Stock at fair market value at date of grant or $.20 per share. These shares were granted outside the plan.

     On December 16, 2002 the Company's board of directors approved a modification to the warrants whereby the holder, without the prior conversion of the debenture, could exercise the warrant. In January 2003, as a result of the modification to the warrants, debenture holders exercised 2,800,000 warrants at $.10 per share resulting in the issuance of 2,800,000 shares of Common Stock for $280,000 in proceeds.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          GOLFGEAR INTERNATIONAL, INC.
                          ----------------------------

                                  (Registrant)


Date:  April __, 2003                         By:  /s/  Peter H. Pocklington
                                              ------------------------------
                                              Peter H. Pocklington
                                              Chairman of the Board

     In accordance with the Exchange Act, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report.


Date:  April __, 2003                         By:  /s/  Donald A. Anderson
                                              ------------------------------
                                              Donald A. Anderson
                                              Founder, Director and Chief
                                              Executive Officer

Date:  April __, 2003                         By:  /s/  Michael A. Piraino
                                              ------------------------------
                                              Michael A. Piraino
                                              President, Chief Operating Officer
                                              and Chief Financial Officer

Date:  April __, 2003                         By:  /s/  Roger Miller
                                               ------------------------------
                                              Roger Miller
                                              Director

Date:  April __, 2003                         By:  /s/  Dean Reinmuth
                                               ------------------------------
                                              Dean Reinmuth
                                              Director

Date:  April __, 2003                         By:  /s/  Robert Williams
                                               ------------------------------
                                              Robert Williams
                                              Director

Date:  April __, 2003                         By:  /s/  Daniel C. Wright
                                               ------------------------------
                                              Daniel C. Wright
                                              Vice President of Finance
                                              and Chief Accounting Officer

                                  CERTIFICATION
                       PURSUANT TO 18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report of GolfGear International, Inc. (the "Company") on Form 10-KSB for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael
A. Piraino, Chief Financial Officer, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(b) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material aspects, the financial condition and results of operations of the Company.



Date: April 15, 2003                          By:  /s/  Michael A. Piraino
                                              ------------------------------
                                              Michael A. Piraino
                                              President, Chief Operating Officer
                                              and Chief Financial Officer

                                  CERTIFICATION
                       PURSUANT TO 18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report of GolfGear International, Inc. (the "Company") on Form 10-KSB for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Donald
A. Anderson, Chief Executive Officer, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(b) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material aspects, the financial condition and results of operations of the Company.



Date: April 15, 2003                          By:  /s/  Donald A. Anderson
                                              ------------------------------
                                              Donald A. Anderson
                                              Founder, Director and Chief
                                              Executive Officer

                                  CERTIFICATION
                       PURSUANT TO 18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002

I,  Michael  A.  Piraino,  certify  that:

1) I have reviewed this annual report on Form 10-KSB of GolfGear International, Inc.;

2) Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operation and cash flows of the registrant as of, and for, the periods presented in this annual report;

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b. Evaluated the effectiveness of the registrant's disclosure controls and procedure as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c. Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6) The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  April  15,  2003

                                  CERTIFICATION
                       PURSUANT TO 18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002

I,  Donald  A.  Anderson,  certify  that:

1) I have reviewed this annual report on Form 10-KSB of GolfGear International, Inc.;

2) Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operation and cash flows of the registrant as of, and for, the periods presented in this annual report;

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          c. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          d. Evaluated the effectiveness of the registrant's disclosure controls and procedure as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          e. Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          d. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and e. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6) The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  April  15,  2003