Form 10QSB
period 2003-03-31
GOLFGEAR INTERNATIONAL INC
filed 2003-05-20
CIK 1053210

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2003

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of May 15, 2003, the Company had 37,681,154 shares of common stock issued and outstanding.

Transitional  Small  Business  Disclosure  Format:  Yes  [  ]  No  [X]

Documents  incorporated  by  reference:  None.

                  GOLFGEAR INTERNATIONAL, INC. AND SUBSIDIARIES

                                      INDEX


PART I. FINANCIAL INFORMATION

     Item 1.   Financial Statements

               Consolidated Balance Sheets - March 31, 2003 (Unaudited)
                 and December 31, 2002

               Consolidated Statements of Operations (Unaudited) - Three
                 Months Ended March 31, 2003 and 2002

               Consolidated Statements of Cash Flows (Unaudited) - Three
                 Months Ended March 31, 2003 and 2002

               Notes to Consolidated Financial Statements (Unaudited) -
                 Three Months Ended March 31, 2003 and 2002

     Item  2.  Management's Discussion and Analysis or Plan of Operation

PART II. OTHER INFORMATION

     Item  2 - Recent sales of unregistered securities


SIGNATURES


EXIBITS

                  GolfGear International, Inc. and Subsidiaries

                          Consolidated Balance Sheets

                                                            March 31, 2003    December 31, 2002
                                                           ----------------  -------------------
ASSETS                                                        (Unaudited)

 Current assets:
  Cash                                                     $        50,665   $          117,018
  Accounts receivable, net of allowance for doubtful
  accounts of $116,837 and $99,079, respectively                   313,840              302,216
  Inventories                                                      483,216              492,904
  Prepaid expenses                                                  56,384               58,053
                                                           ----------------  -------------------
 Total current assets                                              904,105              970,191

 Property and equipment, net of accumulated depreciation            94,033               98,740

 Other assets:
  Patents and trademarks, net of accumulated amortization           91,966              100,515
  Deferred financing costs                                         229,357              315,366
  Prepaid marketing costs and other assets                         610,134              609,534
                                                           ----------------  -------------------
 Total assets                                              $     1,929,595   $        2,094,346
                                                           ================  ===================

 LIABILITIES AND STOCKHOLDERS' DEFICIT

 Current liabilities:
  Accounts payable and accrued expenses                    $       903,809   $          967,108
  Accrued product warranties                                       116,249              116,102
  Accrued interest payable                                         127,043               89,449
  Bank line of credit                                              164,521               70,894
  Notes payable to stockholders                                    200,000              200,000
  Notes payable                                                     83,177               83,177
  Convertible debentures                                         2,100,000            2,100,000
  Deferred licensing revenue                                        62,969               75,000
  Other current liabilities                                          1,600                1,600
                                                           ----------------  -------------------
 Total current liabilities                                       3,759,368            3,703,330



 Stockholders' deficit:
  Common stock, $.001 par value; authorized - 50,000,000
  shares; issued and outstanding - 37,681,154 shares
   and 34,856,154 shares, respectively                              37,681               34,856
  Additional paid-in capital                                    13,086,188           12,808,763
  Common stock purchase receivable note                           (951,969)            (945,164)
  Deferred compensation                                            (92,042)            (100,409)
  Accumulated deficit                                          (13,909,631)         (13,407,030)
                                                           ----------------  -------------------
 Total stockholders' deficit                                    (1,829,773)          (1,608,984)
                                                           ----------------  -------------------
 Total liabilities and stockholders' deficit               $     1,929,595   $        2,094,346
                                                           ================  ===================

                 See notes to consolidated financial statements.

                  GolfGear International, Inc. and Subsidiaries

                Consolidated Statements of Operations (Unaudited)


                                           Three Months Ended March 31,
                                                2003          2002
                                            ------------  ------------
 Sales, net                                 $   545,245   $   377,780
 Cost of goods sold                             328,338       216,263
                                            ------------  ------------
   Gross profit                                 216,907       161,517

 Operating Expenses:
   Selling and marketing                        189,951       113,339
   Tour and pro contracts                        21,234         8,871
   Bad debt expense                              17,758        11,333
   General and administrative                   384,683       221,902
   Depreciation and amortization                 19,507        13,410
                                            ------------  ------------
 Total operating expenses                       633,133       368,855

 Loss from operations                          (416,226)     (207,338)

 Other income (expense):
   Other                                         40,181             -
   Interest income                                6,809             -
   Interest expense                            (133,365)       (6,183)
   Loss on disposal of asset                          -       (26,769)
                                            ------------  ------------
 Net loss                                   $  (502,601)  $  (240,290)
                                            ============  ============

 Loss per common share - basic and diluted  $     (0.01)  $     (0.01)
                                            ============  ============

Weighted average number of common shares
outstanding - basic and diluted              36,020,321    17,894,454
                                            ============  ============

                See notes to consolidated financial statements.

                        Consolidated Statements of Cash Flows (Unaudited)

                                  Three Months Ended March 31,


                                                                                  2003        2002
                                                                               ----------  ----------
Cash Flows From Operating Activities
  Net loss                                                                     $(502,601)  $(240,290)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Amortization of deferred compensation                                          8,367           -
    Depreciation and amortization                                                 19,508      13,410
    Accrued interest                                                              86,009           -
    Amortization of deferred financing costs                                      (6,805)          -
    Provision for obsolete inventory                                                   -           -
    Provision for bad debts                                                       17,758      11,333
    Other income                                                                 (22,626)          -
    Loss on disposal of asset                                                          -      26,769
    Deferred revenue                                                             (12,031)          -
    Changes in operating assets and liabilities:
      (Increase) decrease in:
        Accounts receivable                                                      (29,382)    100,186
        Inventories                                                                9,688      93,014
        Prepaid expenses                                                           1,669      (4,475)
        Prepaid marketing costs and other assets                                    (600)          -
      Increase (decrease) in:
        Accounts payable and accrued expenses                                    (40,673)   (121,916)
        Accrued product warranties                                                   147       4,780
        Accrued interest payable                                                  37,594       3,581
        Accrued officer's compensation                                                 -      17,819
                                                                               ----------  ----------
  Net cash used in operating activities                                         (433,978)    (95,789)
                                                                               ----------  ----------

Cash Flows From Investing Activities
  Purchases of property and equipment                                             (6,252)     (1,444)
                                                                               ----------  ----------

Cash Flows From Financing Activities
  Proceeds from sale of common stock                                             280,250           -
  Repayments of short term borrowings                                                  -     (15,243)
  Borrowings under bank line, net                                                 93,627      (3,015)
                                                                               ----------  ----------
  Net cash provided by (used in) financing activities                            373,877     (18,258)
                                                                               ----------  ----------

Net Decrease in Cash                                                             (66,353)   (115,491)
Cash at the Beginning of Period                                                  117,018     120,135
                                                                               ----------  ----------
Cash at the End of Period                                                      $  50,665   $   4,644
                                                                               ==========  ==========

Cash Paid For Interest                                                         $   6,761   $   2,510
                                                                               ==========  ==========

                 See notes to consolidated financial statements.

                  GolfGear International, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Unaudited)
                   Three Months Ended March 31, 2003 and 2002


1.   BASIS  OF  PRESENTATION

     The consolidated financial statements as of and for the three months ended March 31, 2003 have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the consolidated financial statements do not purport to represent the realizable or settlement values. The Company has suffered recurring operating losses and requires additional financing to continue operations. For the three months ended March 31, 2003 the Company incurred losses from operations of $416,226 and a net loss of $502,601 and used cash in operating activities of $433,978 and as of March 31, 2003 had a working capital deficit of $2,855,263 and a stockholders deficit of $1,829,773. As a result of these factors, there is a substantial doubt about the Company's ability to continue as a going concern.

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

     GolfGear International, Inc. and its subsidiaries (collectively, "GolfGear" or the "Company") designs, develops and markets golf clubs and related golf products.

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


2.   INVENTORIES

     Inventories  consisted  of  the  following:


                          March 31,   December 31,
                            2003         2002
                         ----------  -------------
                         (unaudited)

       Component parts   $  125,123  $     189,616
       Finished goods       358,093        303,288
                         ----------  -------------

                         $  483,216  $     492,904
                         ==========  =============



3.   BANK  LINES  OF  CREDIT

     The Company has a $250,000 bank line collateralized by eligible accounts receivable. The line of credit matures on December 9, 2003 and bears interest at 28% annually. Interest is payable monthly. Outstanding borrowings at March 31, 2003 and December 31, 2002, were $123,259 and $26,253 respectively.

     The Company also has an unsecured $70,000 line of credit with another bank. Interest is payable monthly at a variable rate (10.25% at March 31, 2003). Outstanding borrowings at March 31, 2003 and December 31, 2002, were $41,262 and $44,641, respectively. This is a revolving line of credit with no maturity date personally guaranteed by the Company's Founder.

4.   NOTES  PAYABLE  AND  NOTES  PAYABLE  TO  STOCKHOLDERS

     Notes  payable  consisted  of  the  following:

                                               March 31,   December 31,
                                                2003         2002
                                             ----------  -------------
                                             (unaudited)
     Notes payable to individuals, payable
     on demand plus interest at rates
      ranging from prime to 18%              $   83,177  $      83,177
                                             ==========  =============

     On November 20, 2002 the Company entered into a loan agreement with Peter Pocklington, its Chairman and Chief Executive Officer whereby Mr. Pocklington loaned the Company $200,000. As consideration for the loan the Company agreed to an amendment to a stock pledge agreement and released 9,029,518 shares of Common Stock held by the Company as security for payment of a promissory note due for Pocklington's purchase of 15,000,000 shares of Common Stock. The promissory note remains collateralized by 3,303,482 shares of Common Stock to secure the unpaid balance of the promissory note less the loan to the Company. The loan bears interest at 9 1/2% and is due on June 20, 2003. The Company's board of directors unanimously approved the transaction by written consent on November 20, 2002.

     On June 6, 2002, GolfGear International, Inc. (the "Company") completed the sale of $2,100,000 of convertible debentures. The debentures are convertible into common stock at $0.25 per share for a period of twelve
     (12) months commencing six (6) months after the initial sale of the debentures. The Company's patents, trademarks, and other intangible assets secured the debentures. For each share of common stock issued upon conversion of the debentures, one (1) common stock purchase warrant will be issued, which will be exercisable for a period of eighteen (18) months at $0.10 per share. The costs associated with the issuance of the Debentures have been capitalized and are being amortized over the 18 months. If the Debentures convert to equity prior to the 18-month term the unamortized portion will be debited to additional paid in capital. Pursuant to the terms as outlined above the balance of any debentures that do not convert to equity is due and payable December 6, 2003.

5.   STOCKHOLDERS'  EQUITY

     During the three months ended March 31, 2002 the Company canceled 100,000 shares issued to a former employee and issued 5,000 shares in consideration to the extension granted on a certain note payable.

     During the three months ended March 31, 2003 the Company issued 2,800,000 shares of common stock for exercised warrants at $0.10 per share. During the three months ended March 31, 2003 the Company issued 25,000 shares of common stock for exercised options at $0.01 per share.

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

6.   SEGMENT  AND  GEOGRAPHIC  INFORMATION;  MAJOR  CUSTOMERS

     The Company operates in one business segment. The Company sells to customers in the United States, the Far East and Europe. During the three months ended March 31, 2003 the Company had sales of $545,245 (100%) in the United States. During the three months ended March 31, 2002, sales to customers in the United States, the Far East and Europe were $303,024 (80%), $56,032 (15%) and $18,724 (5%), respectively.

     During the three months ended March 31, 2003, two customers accounted for 61% of total sales. At March 31, 2003, two such customers accounted for $227,225 (72%) of net accounts receivable. During the three months ended March 31, 2002, three customers accounted for approximately 45% of total sales. At March 31, 2002, two such customers accounted for $213,072 (71%) of net accounts receivable


7.   COMMITMENTS

     The Company entered into an at-will employment agreement with Chris Holiday, its senior vice-president of sales and marketing, dated January 21, 2003. The agreement provides for a base salary of $175,000 per year and a health benefit allowance of $400 per month. The agreement may be terminated for cause, as defined in the agreement, without any severance benefits. In the event of termination without cause Mr. Holiday shall be entitled to receive a severance benefit of (i) four (4) months salary in effect on the date of termination, (ii) health benefits for the same period and, (iii) acceleration of vesting on 500,000 shares of Common Stock options if termination occurs during the first year of employment. In addition, Mr. Holiday was granted an option to purchase two million (2,000,000) shares of the Company's Common Stock at fair market value at date of grant or $.20 per share. These shares were granted outside the Plan (hereinafter defined).

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

     Cautionary  Statement  Pursuant  to  Safe  Harbor Provisions of the Private
     Securities  Litigation  Reform  Act  of  1995:

     This Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2003 contains "forward-looking" statements within the meaning of
     Section 27A of the Securities Act of 1933, as amended, including statements that include the words "believes", "expects", "anticipates", or similar expressions. These forward-looking statements include, among others, statements concerning the Company's expectations regarding its working capital requirements, gross margin, results of operations, business, growth prospects, competition and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements included in this Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2003 involve known and unknown risks, uncertainties and other factors that could cause the actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein.

     Overview:

     The consolidated financial statements as of and for the three months ended March 31, 2003 have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the consolidated financial statements do not purport to represent the realizable or settlement values.

     The Company has suffered recurring operating losses and requires additional financing to continue operations. For the months ended March 31, 2003 the Company incurred losses from operations of $416,226 and a net loss of $502,601 and used cash in operating activities of $433,978 and as of March 31, 2003 had a working capital deficit of $2,855,263 and a stockholders deficit of $1,829,773. As a result of these factors, there is a substantial doubt about the Company's ability to continue as a going concern.

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

Results  of  Operations

Three  Months  ended  March  31,  2003  and  2002  -

     Net sales increased to $545,245 in 2003 from $377,780 in 2002, an increase of $167,465 or 44.3%. The increase in net sales in 2003 as compared to 2002 is a result of the Company's new marketing efforts and the public acceptance/demand for the Company's new product line. In order to continue to increase sales, the Company will require additional capital to fund the increased sales and marketing activities, as well as increased inventory levels.

     Gross profit increased to $216,907 in 2003 from $161,517 in 2002, but decreased as a percentage of net sales to 39.8% in 2003 from 42.8% in 2002. The decrease in gross profit margin in 2003 as compared to 2002 was due to the Company's new pricing/costing structure. The Company has reduced it wholesale prices and increased some key component costs while offering a new and improved product line.

     Selling and marketing expenses increased to $189,951 in 2003 (34.8% of net sales) from $113,339 in 2002 (30.0% of net sales), an increase of $76,612 or 67.6%. Selling and marketing expenses increased in 2003 as compared to 2002 as a result of the Company's continued efforts to increase sales in 2003. The Company has launched several new marketing programs offering promotional point of purchase displays, printed brochures, and other promotional materials, as well as a print advertisement campaign.

     Tour and pro contract expenses increased to $21,234 in 2003 (3.9% of net sales) from $8,871 in 2002 (2.3% of net sales), an increase of $12,363 or 139.4%. Tour and pro contract expenses increased in 2003 as compared to 2002 as the Company has entered into new obligations with nationally known golf professionals.

     Bad debt expense increased to $17,758 in 2003 from $11,333 in 2002, an increase of $6,425. Bad debt in these two periods was calculated as a percentage of sales - the increase in the bad debt expense is a reflection of the increased in sales.

     General and administrative expenses increased to $384,683 in 2003 (70.6% of net sales) from $221,902 in 2002 (58.7% of net sales), an increase of $162,781 (73.4%). The $162,781 increases in general and administrative expenses are due to increase in salaries, insurance and legal expenses. The increases in salaries are due to new hires (President and SVP of Sales and Marketing), as the Company has assembled a new team of executive professionals targeted at future growth. The increases in insurance are due to expanded coverage and all of the legal expenses were in the normal course of business.

     Depreciation and amortization increased to $19,507 in 2003 from $13,410 in 2002, an increase of $6,097 or 45.5%. The increase is a result of the acquisition of certain intangible and fixed assets.

     Interest expense increased to $133,365 in 2003 from $6,183 in 2002, an increase of $127,182 or 2,057.0%. The primary reason for the increase expense was the issuance of the convertible debentures including the amortization of the finder's fees. The convertible debentures were issued in June of 2002 and they bear interest at seven percent (7%). The sale of the debenture resulted in $516,054 in capitalized financing costs. These costs are being amortized over the 18-month life of the debenture.

     Net loss was $502,601 for the three months ended March 31, 2003, as compared to a net loss of $240,290 for the three months ended March 31, 2002. The primary reason for the increased loss was the increase in marketing expenses (especially those associated with the new marketing efforts), the overall increase in general and administrative expenses (most notable the new salaries) and the increase in interest expense (due to the convertible debentures including the amortization of the finder's fees).

Liquidity  and  Capital  Resources  -  March  31,  2003:

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

     Operating Activities. The Company's operations utilized cash of $433,978 during the three months ended March 31, 2003, as compared to utilizing cash of $95,789 during the three months ended March 31, 2002. The increase in cash utilized in operating activities in 2003 as compared to 2002 was primarily a result of increased losses and cash utilized for accounts receivable. At March 31, 2003, cash and cash equivalents had decreased by $66,353, as compared to $117,018 at December 31, 2002. The Company had working capital deficit of $2,855,263 at March 31, 2003, as compared to working capital deficit of $2,733,139 at December 31, 2002, reflecting current ratios of 0.24:1 and 0.26:1 at March 31, 2003 and December 31, 2002, respectively.

     Investing Activities. During the three months ended March 31, 2003 and 2002, net cash used in investing activities for the purchase of property and equipment was $6,252 and $1,444, respectively.

     Financing Activities. The Company received $280,250 from the exercise of common stock warrants and options during the three months ended March 31, 2003.

     The Company has a $250,000 bank line collateralized by eligible accounts receivable. The line of credit matures on December 9, 2003 and bears interest at 28% annually. Interest is payable monthly. Outstanding borrowings at March 31, 2003 and December 31, 2002, were $123,259 and $26,253 respectively.

     The Company also has an unsecured $70,000 line of credit with another bank. Interest is payable monthly at a variable rate (10.25% at March 31, 2003). Outstanding borrowings at March 31, 2003 and December 31, 2002, were $41,262 and $44,641, respectively. This is a revolving line of credit with no maturity date personally guaranteed by the Company's Founder.

     On June 6, 2002, GolfGear International, Inc. (the "Company") completed the sale of $2,100,000 of convertible debentures. The debentures are convertible into common stock at $0.25 per share for a period of twelve
     (12) months commencing six (6) months after the initial sale of the debentures. The Company's patents, trademarks, and other intangible assets secured the debentures. For each share of common stock issued upon conversion of the debentures, one (1) common stock purchase warrant will be issued, which will be exercisable for a period of eighteen (18) months at $0.10 per share. The costs associated with the issuance of the Debentures have been capitalized and are being amortized over the 18 months. If the Debentures convert to equity prior to the 18-month term the unamortized portion will be debited to additional paid in capital. Pursuant to the terms as outlined above the balance of any debentures that do not convert to equity is due and payable December 6, 2003.

     During the three months ended March 31, 2002 the Company reclassed $8,500 under short-term notes from certain of its shareholders. During the three months ended March 31, 2002, the Company repaid $15,243 of short-term notes to unrelated parties.

New  Accounting  Pronouncements:

     New Accounting Pronouncements - In July 2002, the FASB issued SFAS No. 146 which nullifies Emerging Issues Task Force Issue No. 94-3: "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS No. 146 requires that a liability be recognized for those costs only when the liability is incurred, that is, when it meets the definition of a liability in the FASB's conceptual framework. SFAS No. 146 also establishes fair value as the object for initial measurement of liabilities related to exit or disposal activities. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with earlier adoption encouraged. Management does not expect the adoption of SFAS No. 146 to have a material impact on the Company's financial position or results of operations.

     In December 2002 the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transaction and Disclosure." SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. It also amends the disclosure requirements of SFAS No. 123. If an entity elects to adopt the recognition provisions of the fair value based method of accounting for stock-based compensation in a fiscal year beginning before December 16, 2003, that change in accounting principle shall be reported using either the (i) prospective method, (ii) the modified prospective method, or (iii) the retroactive restatement method as defined in SFAS No.
     148. SFAS No. 148 is effective for fiscal years ending after December 15, 2002. Since the Company has elected to continue accounting for stock-based compensation under APB No. 25, the adoption of SFAS no. 148 has had no impact to the Company's financial position or results of operations. The Company's financial statement disclosures have been designed to conform to the new disclosure requirements prescribed by SFAS No. 148.

PART  II.  OTHER  INFORMATION

ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

     (c)  Recent  sales  of  unregistered  securities

     During the three months ended March 31, 2003, the Company issued 2,825,000 shares of common stock. Of that 2,800,000 shares were from the exercise of common stock warrants and 25,000 were from the exercise of stock options.

     During the three months ended March 31, 2002 the Company canceled 100,000 shares issued to a former employee and issued 5,000 shares in consideration to the extension granted on a certain note payable. During the three months ended March 31, 2002, the Company did not issue any stock options or warrants to purchase common stock.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K


(a)  Exhibits

     3.1  Articles of Incorporation (1)
     3.2  Certificate of Amendment of Articles of Incorporation (1)

     3.3  Certificate of Amendment of Articles of Incorporation (1)
     3.4  Articles of Merger (1)
     3.5  Bylaws (1)
     4.3 Binding Subscription Agreement for Purchase of Equity Securities (MC Corporation)(1)
     4.4   Certificate of Determination (1)
     10.1  Distribution Agreement (MC Corporation)(1)
     10.10 GolfGear International, Inc. 1997 Stock Incentive Plan (1)(C)
     10.13 Property Lease Agreement (2)
     10.14 Amended and Restated Agreement for Sale and Purchase of Assets between Bel Air Golf Company and GolfGear International, Inc. (2)
     10.15 Agreement for Sale and Purchase of Assets - Leading Edge (3)
     10.16 Personal Services Agreement - Peter Alliss (3)
     10.17 Exclusive Distribution Agreement (4)
     10.18 Subscription Agreement dated March 7, 2002(5)
     10.19 Stock Purchase Agreement dated April 8, 2002(5)
     10.20 Promissory Note dated April 8, 2002(5)
     10.21 Stock Pledge Agreement dated April 8, 2002(5)
     10.22 Employment Agreement (Michael A. Piraino) (4)
     10.23 Employment Agreement (Donald A. Anderson) (4)
     10.24 Loan Agreement (Peter H. Pocklington) (4)
     10.25 Employment Agreement (Chris Holiday) (4)
     10.26 Attorney Fee Agreement (Fulbright & Jaworski LLP) (4)
     10.27 Nike (6)
     21    Subsidiaries of the Registrant (1)
     99.1  Patents (1)
     99.2  Trademarks (1)
     99.3  Certifications Pursuant to Sarbanes-Oxley Act of 2002 (4)

Footnotes:

     (1) Previously filed as an Exhibit to the Company's Registration Statement on Form 10-SB dated November 11, 1999, and incorporated herein by reference.
     (2) Previously filed as an Exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999, and incorporated herein by reference.
     (3) Previously filed as an Exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000, and incorporated herein by reference.
     (4) Previously filed as an Exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002, and incorporated herein by reference.
     (5) Previously filed as Exhibits to the Company's Report on Form 8-K dated April 15, 2002.
     (6)  Filed  herein.


          Reports  on  Form  8-K  -  Three  Months  Ended  March  31, 2003: None

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          GOLFGEAR INTERNATIONAL, INC.
                          ----------------------------

                                  (Registrant)


Date: May 20, 2003             By: /s/ Donald A. Anderson
                                   ----------------------
                                   Donald A. Anderson
                                   Founder, Director and Chief Executive Officer

Date: May 20, 2003             By: /s/ Michael A. Piraino
                                   -----------------------
                                   Michael A. Piraino
                                   President, Chief Operating Officer
                                   and Chief Financial Officer

                                  CERTIFICATION
                       PURSUANT TO 18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of GolfGear International, Inc. (the "Company") on Form 10-QSB for the three months ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael A. Piraino, Chief Financial Officer, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(b) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material aspects, the financial condition and results of operations of the Company.



Date: May 20, 2003             By: /s/ Michael A. Piraino
                                  -----------------------
                                  Michael A. Piraino
                                  President, Chief Operating Officer
                                  and Chief Financial Officer

                                  CERTIFICATION
                       PURSUANT TO 18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of GolfGear International, Inc. (the "Company") on Form 10-QSB for the three months ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Donald A. Anderson, Chief Executive Officer, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(b) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material aspects, the financial condition and results of operations of the Company.



Date: May 20, 2003             By: /s/ Donald A. Anderson
                                   ----------------------
                                   Donald A. Anderson
                                   Founder, Director and Chief Executive Officer

                                  CERTIFICATION
                       PURSUANT TO 18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002

I,  Michael  A.  Piraino,  certify  that:

1) I have reviewed this quarterly annual report on Form 10-QSB of GolfGear International, Inc.;

2) Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operation and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b. Evaluated the effectiveness of the registrant's disclosure controls and procedure as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 20, 2003

                                  CERTIFICATION
                       PURSUANT TO 18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002

I,  Donald  A.  Anderson,  certify  that:

1) I have reviewed this quarterly report on Form 10-QSB of GolfGear International, Inc.;

2) Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operation and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          c. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          d. Evaluated the effectiveness of the registrant's disclosure controls and procedure as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          e. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          d. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          e. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 20, 2003

                         NON-EXCLUSIVE LICENSE AGREEMENT


PARTIES:
-------

NIKE, Inc.                          "NIKE"


Pacific Golf Holdings, Inc.,        "GolfGear"
dba GolfGear International, Inc.


                                    ARTICLE I
                                   DEFINITIONS

     1.1  "Agreement"  means  this  Non-Exclusive  License  Agreement.
           ---------

     1.2  "Agreement Year" means the period beginning at the commencement of the
           --------------
NIKE fiscal quarter immediately following the Effective Date and ending one year thereafter, and each succeeding one-year period during the term of this Agreement.

     1.3  "Effective  Date" means the date the last signer signs this Agreement.
           ---------------

     1.4  "Licensed  Patents"  means:
           -----------------

          1.4.1 The United States and foreign patents identified on EXHIBIT A to
                                                                    ---------
     this Agreement, and any other patents relating to GolfGear's forged insert technology.

          1.4.2 any patents and patent rights relating to improvements or enhancements to the inventions described and claimed in the patents listed in Section 1.4.1.

          1.4.3 any and all continuations, continuations in part, divisions, reissues, patents of addition, renewals, and foreign counterparts of the above patents;

     1.5  "Licensed  Products"  mean  any  products, the manufacture, use, sale,
           ------------------
offer for sale, or import of which, without a license, would infringe any of the Licensed Patents.

     1.6  "NIKE  Affiliate"  means  any  association,  partnership,  a  limited
           ---------------
liability company, corporation or other entity controlling, controlled by, or under common control with NIKE, Inc. The term "control" means the power to direct or cause the direction of the management and policies of an entity, whether through the ownership of voting securities, by contract or otherwise.

                                   ARTICLE II
                         GRANT OF NON-EXCLUSIVE LICENSE

     During the term of this Agreement, and subject to the terms and conditions of this Agreement (including payment of all applicable royalties), GolfGear grants NIKE a worldwide, royalty-bearing, non-exclusive license to make, have made, use, offer to sell, sell, transfer, market, and import Licensed Products and to practice any invention disclosed and claimed in the

Licensed Patents. GolfGear further grants NIKE the right to assign or sublicense any or all of the rights granted in the preceding sentence to one or more NIKE Affiliates. Immediately following the Effective Date, NIKE will grant sublicenses to the NIKE Affiliates listed on EXHIBIT B.
                                                    -----------

                                   ARTICLE III
                                    ROYALTIES
     3.1  Payment.
          -------

          3.1.1 NIKE will pay GolfGear royalties on sales of Licensed Products based on the applicable royalty rates indicated in Section 3.2 below. Royalties will accrue at the time NIKE issues its invoice for the Licensed Products and will be paid quarterly within 45 days after the end of each NIKE fiscal quarter ending during the term of this Agreement, or within 45 days after expiration or termination of this Agreement, as applicable. No royalties shall accrue or be payable with respect to Licensed Products that are donated or given away as promotional items, and NIKE shall be entitled to deduct from each royalty payment any royalties previously paid in respect of Licensed Products previously sold but returned to NIKE during the fiscal quarter or other period to which the payment relates. In no event will NIKE and NIKE Affiliates be required to make more than one royalty payment in respect of the same golf club (If, for example, NIKE or a NIKE Affiliate sells a golf club to another NIKE Affiliate, which in turn sells the club to a consumer, the applicable royalty would accrue only on the first sale).

          3.1.2 With respect to sales of Licensed Products by NIKE Affiliates to which NIKE has assigned its rights or granted sublicenses pursuant to
     Article II of this Agreement, NIKE or its assignee or sublicensee, as applicable, will pay to GolfGear royalties in amounts equal to the royalties that NIKE would have been obligated to pay had NIKE sold the Licensed Products itself. NIKE guarantees the payment of royalties by NIKE Affiliates.

          3.1.3 Notwithstanding any other provision of this Agreement, if any one of the patents listed on EXHIBIT A is held by a court of competent
                                       ---------
     jurisdiction to be void or unenforceable, all obligations of NIKE and NIKE Affiliates to pay royalties to GolfGear under this Agreement based on that patent shall be suspended pending review and will terminate upon entry of a final, non-appealable order declaring the patent to be void or unenforceable. If an initial holding that a patent is void or unenforceable is overturned on appeal, withdrawn or otherwise reversed, the obligations of NIKE and NIKE Affiliates to pay royalties to GolfGear in respect of such patent shall be reinstated back to the date of suspension, and NIKE and NIKE Affiliates shall pay all such back royalties within 45 days after such reinstatement.

     3.2  Royalty  Rates  and  Taxes.
          --------------------------

          3.2.1 The royalty rate on [XXXX] sold during each Agreement Year. If sales during the Agreement Year exceed [XXXX], the royalty rate applicable to [XXXX] sold during the remainder of that Agreement Year will be reduced for each succeeding increment of [XXXX] drivers in accordance with the following table:

                         ------------------------------------
                         Number of [XXXX]  Royalty Rate [XXX]
                         ----------------  ------------------
                                XXX               XXX
                         ----------------  ------------------
                                XXX               XXX
                         ----------------  ------------------
                                XXX               XXX
                         ----------------  ------------------
                                XXX               XXX
                         ----------------  ------------------
                                XXX               XXX
                         ----------------  ------------------
                                XXX               XXX
                         ------------------------------------

     For example, if the total number of [XXX] sold by NIKE and NIKE Affiliates during a given Agreement Year is [XXX], the total royalties payable to GolfGear for that Agreement Year would be [XXX], calculated as follows:

[XXX]

          3.2.2 The royalty rate on [XXXX] on the first [XXX] sold during each Agreement Year. If sales during the Agreement Year exceed [XXX], the royalty rate applicable to fairway woods sold during the remainder of that Agreement Year will be reduced for each succeeding increment of [XXX] in accordance with the following table:

                         ------------------------------------
                         Number of [XXXX]  Royalty Rate [XXX]
                         ----------------  ------------------
                                XXX               XXX
                         ----------------  ------------------
                                XXX               XXX
                         ----------------  ------------------
                                XXX               XXX
                         ----------------  ------------------
                                XXX               XXX
                         ----------------  ------------------
                                XXX               XXX
                         ----------------  ------------------
                                XXX               XXX
                         ----------------  ------------------
                                XXX               XXX
                         ----------------  ------------------
                                XXX               XXX
                         ------------------------------------

     For example, if the total number of [XXX] sold by NIKE and NIKE Affiliates during a given Agreement Year is [XXX], the total royalties payable to GolfGear for that Agreement Year would be [XXX] calculated as follows:

     [XXX]

     The  royalty  rate  on [XXX] will be [XXX] sold during each Agreement Year.

          3.2.3 NIKE shall bear and pay all taxes imposed by any taxing authority as a result of the existence of this Agreement, the exercise of NIKE's rights hereunder or sales of Licensed Products, including without limitation all sales and value added taxes and import or export duties. Notwithstanding the foregoing, GolfGear shall bear any taxes based upon its own income, including any income or withholding tax to be levied under the laws of any foreign country on the income of GolfGear arising under this Agreement. If required to do so by applicable law, NIKE shall withhold such income or withholding tax from the amount of income to be remitted to GolfGear and pay it to the appropriate governmental authority. NIKE shall provide to GolfGear appropriate documentation of such withholding and payment sufficient for GolfGear to receive credit therefor with the United States and state taxing authorities where permitted.

     3.3  Advance  Royalties.  NIKE  will  pay GolfGear [XXX] within thirty days
          ------------------
of the Effective Date as an advance on royalties that may otherwise become due under this Agreement. This payment is non-refundable, but NIKE and NIKE Affiliates may set off this amount against amounts otherwise due and payable under this Agreement.

     3.4  Reports  and  Records.
          ---------------------

          3.4.1 With each quarterly royalty payment, NIKE shall submit a written report to GolfGear showing the number of Licensed Products sold, broken down by product category (i.e., drivers, fairway woods, and irons), and the amount of royalties due and payable. Within 45 days after the expiration or termination of this Agreement, NIKE shall submit a written report showing all Licensed Products sold during the period prior to the date of expiration or termination and not previously reported to GolfGear.

          3.4.2 NIKE shall keep true and accurate records, files or books of accounts containing the data reasonably required for the computation and verification of the royalties to be paid under this Agreement. During the term of this Agreement and three (3) years after the termination or expiration of this Agreement, NIKE shall permit GolfGear's duly authorized independent accountant reasonably agreeable to NIKE to inspect such records, files or books of accounts at GolfGear's expense at any reasonable time during usual business hours for the purpose of determining the amounts payable by NIKE. NIKE agrees to cooperate with and provide reasonable assistance to GolfGear's accountants as may be requested by them in conducting their inspection. If any such inspection reveals that NIKE has underpaid royalties to GolfGear by an amount that exceeds 3% of the royalties that should have been paid during the period covered by the inspection, NIKE will pay GolfGear's reasonable audit costs in addition to the full amount of unpaid royalties.

                                   ARTICLE IV
                        INTELLECTUAL PROPERTY PROTECTION

     4.1  Patent  Maintenance.  GolfGear  covenants  and  agrees  to  take  all
          -------------------
actions necessary to maintain the Licensed Patents continuously in force for the full term available under law, including payment of all maintenance fees, annuities and the like, at GolfGear's sole expense. In the event that any of the Licensed Patents expires prematurely as a result of non-payment of a maintenance fee when due, any and all royalties otherwise due under this Agreement based on that patent shall be deemed forfeited by GolfGear for the period during which such patent is not in force.

     4.2  Patent  Enforcement.
          -------------------

          4.2.1 NIKE shall have the right, but no obligation, to institute any action or suit against third parties for infringement of any of the Licensed Patents. Subject to Section 4.2.2 below, if NIKE institutes any such action, it shall be done solely at NIKE's expense with counsel selected by NIKE, and NIKE shall be entitled to any and all monetary recovery, including damages, settlement payments, attorney fees or otherwise, up to the amount of NIKE's costs and expenses incurred during the litigation. Any monetary recovery in excess of the amount of NIKE's costs and expenses shall be split so that NIKE receives [XXX] of the excess and GolfGear receives [XXX] of the excess. GolfGear agrees to cooperate in any such suit and to join as a party plaintiff in any such lawsuit initiated by NIKE, if requested by NIKE, with all costs, attorneys fees, and expenses to by paid by NIKE except as provided in Section 4.2.2 below.

          4.2.2 If NIKE elects to institute any action or suit against third parties for infringement of any of the Licensed Patents, GolfGear shall have the right to elect to participate actively in the litigation with counsel selected by GolfGear, in which case GolfGear shall bear the costs of its own outside counsel, and other litigation costs and expenses shall be borne equally by the parties. If GolfGear makes such an election and continues its active participation throughout the litigation, NIKE and GolfGear shall split equally any monetary recovery, including damages, settlement payments, attorney fees, etc.

          4.2.3 Each party shall notify the other party in writing of any suspected infringement(s) of the Licensed Patents and shall inform the other party of any evidence of such infringement(s). Each party shall notify the other party in writing at least 30 days before commencing any action or suit against third parties for infringement of any of the Licensed Patents. If GolfGear is pursuing licensing activities with third parties and provides notice to NIKE thereof, then NIKE shall take no action with respect to such third parties without first obtaining written approval from GolfGear.

          4.2.4 Neither party shall settle any actions covered by this Section without first obtaining the consent of the other party, which consent will not be unreasonably withheld.

          4.2.5 NIKE agrees to exercise reasonable efforts to mark any Licensed Products with the patent number as may be appropriate under applicable law.

                                    ARTICLE V
                         REPRESENTATIONS AND WARRANTIES

     5.1  Ownership  and  Rights.  GolfGear  represents  and warrants that it is
          ----------------------
the sole owner of the Licensed Patents and has full right and power to extend the rights granted under this Agreement.

     5.2  No  Inconsistent  Agreements. GolfGear represents and warrants that it
          ----------------------------
has not made and will not make any agreements with or commitments to third parties that are inconsistent with the grant of rights in this Agreement

     5.3  No  Encumbrances.  GolfGear  represents  and warrants that there is no
          ----------------
encumbrance such as a mortgage or lien on any or all of the Licensed Patents, other than the convertible subordinated debenture financing substantially completed at this time.

     5.4  No  Infringement. GolfGear represents and warrants that to the best of
          ----------------
its knowledge, the exercise of the license rights granted under this Agreement will not result in an infringement of any third party's intellectual property rights.

     5.5  Validity  and  Enforceability of Licensed Patents. GolfGear represents
          -------------------------------------------------
and warrants that to the best of its knowledge (including the knowledge of GolfGear's patent prosecution counsel), there are no material issues relating to the validity or enforceability of the Licensed Patents. GolfGear further represents and warrants that GolfGear and its agents have not engaged in any conduct that would make any of the Licensed Patents void or otherwise unenforceable.

     5.6  No  Infringement of GolfGear Patents. GolfGear represents and warrants
          ------------------------------------
that, except for the Licensed Patents, GolfGear does not own any patent right that NIKE would infringe should it seek to practice the inventions claimed in the Licensed Patents. GolfGear acknowledges and agrees that, to GolfGear's actual knowledge, none of the golf clubs currently manufactured and sold by NIKE and NIKE Affiliates infringes any of the Licensed Patents or any other patent rights owned by GolfGear or its affiliates.

                                   ARTICLE VI
                                 INDEMNIFICATION

     6.1  GolfGear's  Defense  and  Indemnification  of  NIKE.  GolfGear  will
          ---------------------------------------------------
defend, indemnify and hold harmless NIKE and NIKE Affiliates and their respective shareholders, officers, directors, employees, agents and customers from and against all liabilities, demands, damages, expenses, fees (including attorney fees), costs or losses arising out of any breach of any representation, warranty or covenant of GolfGear in this Agreement.

     6.2  NIKE's  Defense  and  Indemnification  of  GolfGear. NIKE will defend,
          ---------------------------------------------------
indemnify and hold harmless GolfGear and its affiliates, shareholders, officers, directors, employees, agents and customers from and against all liabilities, demands, damages, expenses, fees (including attorney fees), costs or losses arising out of any product liability claim in connection with a third party's use of a Licensed Product.

                                   ARTICLE VII
                              TERM AND TERMINATION

     7.1  Term.  Unless  earlier  terminated  in  accordance  with  Section  7.2
          ----
below, the term of this Agreement shall commence on the Effective Date and expire upon expiration of the last to expire of the Licensed Patents.

     7.2  Termination  for  Material  Breach.  Either  party  may terminate this
          ----------------------------------
Agreement in the event of a material breach by the other party if, after written notice detailing the alleged breach, the breaching party fails to cure the breach within sixty (60) days; provided, however, that if the breaching party commences within such sixty (60) period reasonable efforts to cure the breach and diligently and continuously pursues such efforts, the sixty (60) day cure period shall be extended for so long as such diligent efforts continue, but in no event for more than 30 additional days.

                                  ARTICLE VIII
                                  GENERAL TERMS

     8.1  Entire  Agreement.  This  Agreement  constitutes  the entire agreement
          -----------------
of NIKE and GolfGear with respect to the subject matter of this Agreement, and unless otherwise expressly provided in this Agreement supersedes and replaces any prior or contemporaneous written or oral agreements or understandings between GolfGear and NIKE concerning the subject matter of this Agreement. No party is relying upon any representations or promises other than those set forth herein.

     8.2  Amendment;  Waiver.  This  Agreement may not be amended, supplemented,
          ------------------
waived or modified except in a writing referring to this Agreement and signed by authorized representatives of NIKE and GolfGear. No delay or omission in the exercise of any right or remedy will be deemed a waiver of any right or remedy. No waiver will constitute a waiver of any other provision, breach, right or remedy, nor will any waiver constitute a continuing waiver.

     8.3  Assignment.  This  Agreement  will  be  binding  upon and inure to the
          ----------
benefit of NIKE and GolfGear and their respective heirs, successors and assigns.

     8.4  Severability.  Should  any term or provision of this Agreement for any
          ------------
reason be declared by any court of competent jurisdiction to be invalid, such decision will not effect the validity of any remaining portion, which remaining portion will continue in full force and effect as if this Agreement had been executed with the invalid portion eliminated, it being the intention of the parties that they would have executed the remaining portion of this Agreement without including any such invalid part, parts or portions.

     8.5  Governing  Law.  This  Agreement  will be governed by and construed in
          --------------
accordance with the applicable laws of California, without reference to the conflict of laws principles applied in the courts of such state.

     8.6  No  Public  Disclosure. Within five days after the Effective Date, the
          ----------------------
parties will jointly issue a press release in the form attached as EXHIBIT C. In
                                                                   ---------
the absence of the prior written agreement of the parties, neither party will issue or cause to be issued any further public announcement or other disclosure with respect to (i) this Agreement or any of its terms, (ii) any business relationship between the parties. Notwithstanding the preceding sentence, each party may disclose this Agreement or its terms (a) as required by law or (b) to the party's legal and financial advisors under an obligation of confidentiality. GolfGear may also disclose the fact that this license exists to other potential licensees.

     8.7  Further  Assistance.  GolfGear  shall take such further actions as may
          -------------------
reasonably be requested by NIKE to enable NIKE to exercise and protect the rights granted under this Agreement.

     8.8  Execution in Counterparts. This Agreement may be executed by facsimile
          --------------------------
and in one or more counterparts, each of which will be deemed an original and all of which will constitute one and the same Agreement.

     8.9  Notices. Any and all notices, claims, certificates, requests, demands,
          -------
and other communications required or permitted under this Agreement will be in writing and will be delivered to the party entitled to receive the same by regular mail, overnight courier or facsimile, addressed as follows:

     If to NIKE:

     NIKE, Inc.
     One Bowerman Drive
     Beaverton, Oregon 97005-6453
     Attn: General Counsel
     Phone: (503 671-3849
     Facsimile: (503) 646-6926

     If to GolfGear:

     Donald Anderson
     President
     Go1fGear International, Inc.
     5285 Industrial Drive
     Huntington Beach, CA 92649
     Phone: (714) 899-4274
     Facsimile: (714) 899-4284

     IN WITNESS WHEREOF, the parties have executed this Agreement by their respective duly authorized representatives, effective as of the date the last signer signs as set forth below


NIKE, INC.                                     PACIFIC GOLD HOLDING, INC.,
                                               dba GOLF GEAR INTERNATIONAL,
                                               INC.



By:
   -------------------------------------
Name:
     -----------------------------------
Title:                                         By:
      ----------------------------------          ------------------------------
Date:                                          Name:
     -----------------------------------            ----------------------------
                                               Title:
                                                     ---------------------------
                                               Date:
                                                    ----------------------------

                                                                       EXHIBIT A
                                                                       ---------


                            CERTAIN LICENSED PATENTS
                            ------------------------



-------------------------
Jurisdiction   Patent No.
-------------  ----------
United States   5,024,437
-------------  ----------
United States   5,094,383
-------------  ----------
United States   5,255,918
-------------  ----------
United States   5,261,663
-------------  ----------
United States   5,261,664
-------------  ----------
United States   5,344,140
-------------  ----------
United States   5,720,673
-------------  ----------
Taiwan            336,518
-------------  ----------
Japan             3232320
-------------  ----------

                                                                       EXHIBIT B
                                                                       ---------


                                 NIKE AFFILIATES
                                 ---------------


-------------------------------------------------------------------
NIKE Argentina S.A.         Av. Del Libertador 767
                            Floors 3 & 4
                            1638 Vicente Lopez
                            Buenos Aires
                            Argentina

--------------------------  ---------------------------------------
NIKE Australia Pty Ltd.     28 Victoria Crescent
                            Abbotsford 3067, Australia

--------------------------  ---------------------------------------
NIKE do Brasil              Alameda Araguaia #1142
                            3 Andar, Alphaville
                            CEP 06455 940
                            Barueri, Sao Paulo Brazil

--------------------------  ---------------------------------------
NIKE Canada Ltd             175 Commerce Valley Drive west
                            Thornhill, Ontario
                            Canada L3T 7P6

--------------------------  ---------------------------------------
NIKE de Chile               Isidora Goyenechea
                            Las Condes
                            Santiago Chile

--------------------------  ---------------------------------------
NIKE European Operations    Colosseum 1
Netherlands, B.V.****       1213 NL Hilversum
                            The Netherlands

--------------------------  ---------------------------------------
NIKE Hong Kong              Suite 801-6, Tower 2
                            Enterprises Square
                            9 Shueng Yuet Road
                            Kowloon Bay, Kowloon, Hong Kong

--------------------------  ---------------------------------------
NIKE International Ltd.     One Bowerman Drive
                            Beaverton, Oregon 97005 USA

--------------------------  ---------------------------------------
NIKE Japan Corporation      Sea Fort Square Center Bldg.
                            2-3-12 Higashi-Shinagawa
                            Shinagawa-Ku
                            Tokyo 140-8631
                            Japan

-------------------------------------------------------------------

-------------------------------------------------------------------
NIKE Sports Korea Co. Ltd.  Sam Hwa Building
                            144-17, Samsung-Dong, Kangnam-Ku
                            Seoul, Korea 135-092

--------------------------  ---------------------------------------
NIKE Sales Malaysia         No. 5, Block B, Lot 4898, Jalan SS13/5
SDN BHD                     47500 Subang Jaya, Selangor Darul Ehsan
                            Malaysia

--------------------------  ---------------------------------------
NIKE New Zealand            50 Anzac Road, Browns Bay
                            Auckland 10, New Zealand

--------------------------  ---------------------------------------
NIKE de Mexico SA de        Ontario 1107
C.V.                        Colonia Providencia
                            CP 44630, Guadalajara
                            Jalisco, Mexico

--------------------------  ---------------------------------------
NIKE Philippines, Inc.      Rufino Pacific Tower, 39th floor
                            6784 Ayala Avenue
                            Makati City, Philippines 1226

--------------------------  ---------------------------------------
NIKE Singapore PTE, Ltd.    300 Tampines Avenue
                            #04-02/03 Tampines Junction
                            Singapore 529653

--------------------------  ---------------------------------------
NIKE South Africa Pty.      13 Fedsure Park
Ltd.                        Tonnetti Street
                            Halfway House 1685 South Africa

--------------------------  ---------------------------------------
NIKE Suzhou Sports          9/F, Lan Sheng Building
Company LTD.                2-8# Huai Hai Zhong Road
                            Shanghai 200021, PRC

--------------------------  ---------------------------------------
BRS NIKE Taiwan             15F, IBM Building
                            No. 2 Tun Hua South Road, Sec. 1
                            Taipei, Taiwan ROC

--------------------------  ---------------------------------------
NIKE (Thailand) Limited     12th-13th Floor
                            Rajanakarn Building
                            183 South Sathorn Road
                            Yannawa, Sathorn
                            Bangkok 10120 Thailand

-------------------------------------------------------------------

-------------------------------------------------------------------
NIKE USA, Inc.              One Bowerman Drive
                            Beaverton, OR 97005-6453
                            USA

-------------------------------------------------------------------


****NIKE European Operations Netherlands, B.V. sells NIKE brand products (either directly to NEON's retail accounts or to NIKE owned or non-NIKE owned distributors) in the following countries/territories:

---------------------------------------------------
Goal XCT              Goal XCT      Goal YSG
Country Desc.         Country Code  Shipping Region
                                    Code
--------------------  ------------  ---------------
------                ----          ---
--------------------  ------------  ---------------
ANTILLES              ANTI          EI
--------------------  ------------  ---------------
AUSTRIA               AUST          El
--------------------  ------------  ---------------
BAHRAIN               BAHR          ME
--------------------  ------------  ---------------
BELGIUM               BELG          EO
--------------------  ------------  ---------------
BULGARIA              BULG          EE
--------------------  ------------  ---------------
CANARY ISLANDS        CNRY          El
--------------------  ------------  ---------------
CROATIA               CROA          EE
--------------------  ------------  ---------------
CYPRUS                CYPR          ME
--------------------  ------------  ---------------
CZECH REP.            CZRP          EE
--------------------  ------------  ---------------
DENMARK               DENM          EO
--------------------  ------------  ---------------
ESTONIA               ESTO          EO
--------------------  ------------  ---------------
FINLAND               FINL          EO
--------------------  ------------  ---------------
FRANCE                FRAN          EO
--------------------  ------------  ---------------
GERMANY               GERM          EO
--------------------  ------------  ---------------
GREECE                GREE          EI
--------------------  ------------  ---------------
HUNGARY               HUNG          EE
--------------------  ------------  ---------------
ICELAND               ICEL          EO
--------------------  ------------  ---------------
IRELAND               IREL          El
--------------------  ------------  ---------------
ISRAEL                ISRA          ME
--------------------  ------------  ---------------
ITALY                 ITAL          EO
--------------------  ------------  ---------------
KUWAIT                KUWA          ME
--------------------  ------------  ---------------
LEBANON               LEBA          ME
--------------------  ------------  ---------------
LUXEMBURG             LUXE          EO
--------------------  ------------  ---------------
MACEDONIA             MACE          EI
--------------------  ------------  ---------------
MALTA                 MALT          El
--------------------  ------------  ---------------
MONACO                MONA          El
--------------------  ------------  ---------------
NETHLANDS             NETH          EO
--------------------  ------------  ---------------
NORWAY                NORW          EO
--------------------  ------------  ---------------
POLAND                POLA          EE
--------------------  ------------  ---------------
PORTUGAL              PORT          El
--------------------  ------------  ---------------
ROMANIA               ROMA          EO
---------------------------------------------------

---------------------------------------------------
RUSSIA                RUSS          EE
--------------------  ------------  ---------------
SAUDI ARABIA          SAUD          ME
--------------------  ------------  ---------------
SLOVAKIA              SLOV          EE
--------------------  ------------  ---------------
SLOVENIA              SLVN          EE
--------------------  ------------  ---------------
SPAIN                 SPAI          EO
--------------------  ------------  ---------------
SWEDEN                SWED          EO
--------------------  ------------  ---------------
SWITZERLAND           SWIT          El
--------------------  ------------  ---------------
TURKEY                TURK          ME
--------------------  ------------  ---------------
U.K.                  UK
--------------------  ------------  ---------------
UNITED ARAB EMIRATES  UNIT          ME
--------------------  ------------  ---------------
RUSSIA                USSR          EE
--------------------  ------------  ---------------
YUGOSLOVIA            YUGO          El
--------------------  ------------  ---------------

                                                                       EXHIBIT C
                                                                       ---------


                              FORM OF PRESS RELEASE
                              ---------------------

     [Attach  form  of  press  release.]

                   GolfGear International, Inc. and Nike Golf
                          Announce Licensing Agreement


     HUNTINGTON BEACH, CA, and BEAVERTON, OR -- August, 2002 -- GolfGear International, Inc. (OTCBB: GEAR) and Nike, Inc. (NYSE: NKE) jointly announced today that effective August _, 2002, GolfGear has granted Nike Golf a non-exclusive, long-term, world-wide license to manufacture and sell golf clubs under GolfGear's patents covering its proprietary forged-face insert technology.

     The license agreement grants Nike Golf the right to institute litigation against third parties for infringement of GolfGear's patents. Economic terms of the license agreement were not announced, nor were Nike Golf's future plans regarding the manufacture and sale of woods and irons using the licensed technology.

     Founded in 1989 by Don Anderson, GolfGear invented forged-face insert technology, and has been issued seven domestic and two foreign patents related to insert technology. Designed by Don Anderson, GolfGear's entire line of state-of-the-art Tsunami drivers, fairway woods and irons uses forged-face insert technology.

     GolfGear's world-class Tsunami driver, available in 340 c.c., 360 c.c. and 400 c.c. sizes, has a double-forged 10-2-3 beta hybrid titanium alloy face plate attached to a titanium cast body, resulting in maximum energy transfer and one huge sweet spot. All GolfGear products comply with the most recent USGA and R&A rulings relating to Coefficient of Restitution ("COR").

     Peter H. Pocklington, GolfGear's new chairman and chief executive officer, said, "We are delighted that a company of the caliber and reputation of Nike has chosen to establish a business relationship with GolfGear. This license agreement validates Nike Golf's commitment to becoming a market leader in the golf club segment, and to providing golfers with world-class products."

     Pocklington  added,  "This  agreement  further validates the fact that Nike
Golf does business in a very ethical manner, respecting the intellectual property rights of other companies. We look forward to a long and prosperous relationship with Nike Golf."

     Anderson, GolfGear's President and founder, said, "We are honored that Nike Golf has chosen to license GolfGear's patents covering its proprietary forged-face insert technology. We believe that forged-face insert technology is the best way to build high-performance golf clubs for golfers of all levels, and we are confident that this technology will have a major impact on Nike's golf club design and manufacturing capabilities."

     "Nike Golf is committed to providing golfers with the best possible equipment available, both exclusively and through partnerships with other industry leaders," said Mike Kelly, category business director for Nike Golf clubs. "We are evaluating applications for GolfGear's forged face insert technology with some of the 100 club projects we currently have in the works."

     GolfGear, headquartered in Huntington Beach, California, offers a full line of golf equipment under various brand names, including "GolfGear", "Leading Edge", "Claw" (putters), "Players Golf" (junior clubs), and "Diva" (women's clubs). GolfGear's products are sold principally in the United States through pro shops and golf specialty stores, as well as in Europe and Asia through foreign distributors. For more information on GolfGear products, visit www.golfgearint.com.

     GolfGear's patent portfolio with respect to insert technology is the largest and most comprehensive in the golf industry, with seven domestic and two foreign patents issued related to forged-face insert technology, and additional patents pending. These patents incorporate a wide variety of forged-face insert materials, including titanium, beryllium copper, stainless steel, carbon steel, aluminum, and related alloys, and include technology for variable face thickness of the insert.

     Nike Golf equipment is available at on-course and off-course specialty shops and selected sporting goods retailers in a variety of specifications to meet every golfer's needs. Nike Golf, located in Beaverton, Oregon, is passionately dedicated to honoring and respecting the traditions and heritage of the game, and to providing committed golfers with the absolute best equipment in the game in every product category. For more information on Nike Golf products, visit www.nikegolf.com.
       ----------------

                                    #   #   #


NOTE: Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

     This news release may contain forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Expressions of future goals and similar expressions reflecting something other than historical fact are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. These forward-looking statements involve a number of risks and uncertainties. The actual results achieved may differ materially from any forward-looking statements due to such risks and uncertainties. Neither GolfGear or Nike undertake any obligations to revise or update any forward-looking statements in order to reflect events or circumstances that may arise after the date of this news release.

                                    #   #   #


     For additional information, contact Don Anderson at GolfGear at (800) 955-6440 or (714) 899-4274 or Dean Stoyer at Nike Golf at (503 532-6018.

                                    #   #   #