Form 10QSB/A
period 2002-06-30
GOLFGEAR INTERNATIONAL INC
filed 2003-06-24
CIK 1053210

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                                  FORM 10-QSB/A
                                  Amendment #2


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
    discount of $955,844

Stockholders' equity (deficit):
Common stock, $0.001 par value;
  Authorized - 50,000,000 shares
  Issued and outstanding -
  34,586,454 shares and 17,989,454
  shares at June 30, 2002 and
  December 31, 2001, respectively                    34,586          17,989
Additional paid-in capital                       11,624,943       8,901,273
Accumulated deficit                             (10,007,278)     (9,134,357)
                                                ------------  --------------
  Total stockholders' equity (deficit)            1,652,251        (215,095)
                                                ------------  --------------
Common stock purchase
 receivable note                                   (924,975)            ---
                                                ------------  --------------
                                                   (643,752)       (215,095)
                                                ------------  --------------
Total liabilities and
  stockholders' equity (deficit)                $ 2,964,919   $   1,394,681
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

        GolfGear International, Inc. and Subsidiaries
      Consolidated Statements of Operations (Unaudited)

                                      Six  Months  Ended
                                           June  30,
                                 --------------------------
                                     2002          2001
                                 ------------  ------------
Sales                            $   763,846   $ 1,311,526

Cost of goods sold                   564,222       716,639
                                 ------------  ------------
Gross profit                         199,624       594,887
                                 ------------  ------------

Expenses:
  Selling and marketing              273,458       216,780
  Tour and pro contracts              18,666        55,064
  Provision for bad debts             22,915        59,711
  General and administrative         574,109       583,452
  Depreciation and amortization       29,884        55,256
                                 ------------  ------------
Total expenses                       919,032       970,263
                                 ------------  ------------
Net loss from operations            (719,408)     (375,376)

Other income (expense):
  Gain settlement of
    accounts payable                  57,274           ---
  Interest income                      6,712           929
  Interest expense                  (190,730)      (13,959)
  Loss on disposal of assets         (26,769)          ---
                                 ------------  ------------
Net loss                         $  (872,921)  $  (388,406)
                                 ============  ============

Net loss applicable to common
  stockholders:
  Net loss                       $  (872,921)  $  (388,406)
  Less dividends on Series A
    Senior Convertible
    Preferred Stock                      ---       (66,414)
                                 ------------  ------------
Net loss applicable to common
  stockholders                   $  (872,921)  $  (454,820)
                                 ============  ============
Net loss per common share -
  Basic and diluted              $     (0.03)  $     (0.03)
                                 ============  ============
Weighted average number of
  common shares outstanding -
  basic and diluted               25,875,571    15,273,598
                                 ============  ============

See accompanying notes to consolidated financial statements.

        GolfGear International, Inc. and Subsidiaries
       Consolidated Statements of Cash Flows (Unaudited)

                                          Six  Months  Ended
                                               June  30,
                                        ----------------------
                                           2002        2001
                                        ----------  ----------
Cash flows from operating activities:
 Net loss                               $(872,921)  $(388,406)
 Adjustments to reconcile net loss
  to net cash provided by (used
  in) operating activities:
  Depreciation and amortization            29,884      55,256
  Provision for obsolete inventory         93,680         ---
  Amortization of financing costs          28,670         ---
  Amortization of Beneficial
    Conversion discount                   147,053
  Provision for bad debts                  22,915      59,711
  Gain on settlement of
    accounts payable                      (57,274)        ---
  Fair value of stock options and
    warrants issued to non-employees          ---      46,065
  Loss on disposal of assets               26,769         ---
Changes in operating assets and
  liabilities:
   (Increase) decrease in:
    Accounts receivable                    11,025    (207,430)
    Inventories                           (44,449)    362,122
    Prepaid expenses                      (21,059)      1,917
    Deposits                                4,630      12,217
  Increase (decrease) in:
    Accounts payable and
       accrued expenses                   222,249)     78,437
    Accrued product warranties              8,641      10,208
    Accrued interest payable                4,850       6,743
    Accrued officer's compensation        (20,896)     12,000
                                        ----------  ----------
Net cash provided by (used
 in) operating activities                (864,731)     48,840
                                        ----------  ----------
Cash flows from investing activities:
  Purchase of property and equipment      (22,924)    (90,881)
  Infomercial costs                      (167,678)        ---
                                        ----------  ----------
Net cash used in investing activities    (190,602)    (90,881)
                                        ----------  ----------

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

     The effects of this restatement is shown in the following tables:



Consolidated Balance Sheet:                                 June 30, 2002
                                           As Originally      Restatement
                                             Reported         Adjustment     As Restated
Convertible Debt                                 2,040,000       (955,844)     1,084,158
Stockholder's Equity(Deficit)                     (228,568)       955,844        727,276


Consolidated Statement of Operations:                       Three Months Ended
                                                               June 30, 2002
                                               As Originally  Restatement
                                                  Reported     Adjustment     As Restated
Interest Expense                                    37,494        147,053        184,547
Net Loss                                          (542,852)      (147,053)      (689,905)

Net Loss per common share-
  Basic and diluted                                 ($0.02)  $       0.00   $      (0.02)


Consolidated Statement of Operations:                       Six Months Ended
                                                              June 30, 2002
                                              As Originally    Restatement
                                                 Reported       Adjustment     As Restated
Interest Expense                                    43,677        147,053        190,730
Net Loss                                          (725,868)      (147,053)      (872,921)

Net Loss per common share-
  Basic and diluted                                 ($0.03)        $0.00    $      (0.03)



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