Form 10QSB/A
period 2002-09-30
GOLFGEAR INTERNATIONAL INC
filed 2003-06-24
CIK 1053210

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-QSB
                                        To
                                  Amendment #4


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

             GolfGear International, Inc. and Subsidiaries
           Consolidated Statements of Operations (Unaudited)

                                           Nine Months Ended
                                             September 30,
                                   -------------------------------
                                       2002             2001
                                  --------------  ----------------
Sales                             $   1,060,631   $     1,728,887

Cost of goods sold                      865,993           970,336
                                  --------------  ----------------
Gross profit                            194,638           758,551
                                  --------------  ----------------

Expenses:
  Selling and marketing                 512,342           284,728
  Tour and pro contracts                 64,804            86,911
  Provision for bad debts                31,792           149,945
  General and administrative            998,419           897,960
  Depreciation and amortization          43,844            82,919
                                  --------------  ----------------
Total expenses                        1,651,201          ,502,463
                                  --------------  ----------------
Loss from operations                 (1,456,563)         (743,912)

Other income (expense):
  Gain settlement of
    accounts payable                     69,654               ---
  Interest income                        22,265               930
  Interest expense                     (866,495)          (12,651)
  Other expenses                        (26,769)              ---
                                  --------------  ----------------
Net loss                          $  (2,257,818)  $      (755,633)
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