Form 10QSB
period 2003-06-30
GOLFGEAR INTERNATIONAL INC
filed 2003-08-20
CIK 1053210

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-QSB

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2003

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

As of June 30, 2003, the Company had 37,569,154 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format:  Yes [ ]  No [X]

Documents incorporated by reference:  None.

                  GOLFGEAR INTERNATIONAL, INC. AND SUBSIDIARIES

                                      INDEX


PART I.   FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Consolidated Balance Sheets - June 30, 2003 (Unaudited) and
                 December 31, 2002

              Consolidated Statements of Operations (Unaudited) - Three Months
                 and Six Months Ended June 30, 2003 and 2002

              Consolidated Statements of Cash Flows (Unaudited) - Six Months
                 Ended June 30, 2003 and 2002

              Notes to Consolidated Financial Statements (Unaudited) - Three
                 Months and Six Months Ended June 30, 2003 and 2002

     Item 2.  Management's Discussion and Analysis or Plan of Operation

PART II.  OTHER INFORMATION

     Item 1 - Legal Proceedings
     Item 2 - Securities
     Item 3 - Defaults Upon Senior Securities
     Item 4 - Submission of Matters to a Vote of Security Holders
     Item 5 - Other Information
     Item 6 - Exhibits and Reports on From 8-K


SIGNATURES


EXIBITS

                                 GolfGear International, Inc. and Subsidiaries
                                          Consolidated Balance Sheets

                                                                            June 30, 2003    December 31, 2002
                                                                           ---------------  -------------------
ASSETS                                                                       (Unaudited)

Current assets:
  Cash                                                                     $        2,728   $          117,018
  Accounts receivable, net of allowance for doubtful accounts of $136,135
   and $99,079, respectively                                                      213,067              302,216
  Inventories                                                                     546,699              492,904
  Prepaid expenses                                                                  1,550               58,053
                                                                           ---------------  -------------------
Total current assets                                                              764,044              970,191

Property and equipment, net of accumulated depreciation                            85,453               98,740

Other assets:
  Patents and trademarks, net of accumulated amortization                          83,419              100,515
  Deferred financing costs                                                        118,747              315,366
  Prepaid marketing costs and other assets                                        610,002              609,534
                                                                           ---------------  -------------------
Total assets                                                               $    1,661,665   $        2,094,346
                                                                           ===============  ===================

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable and accrued expenses                                    $    1,019,413   $          967,108
  Accrued product warranties                                                      119,925              116,102
  Accrued interest payable                                                        172,674               89,449
  Bank line of credit                                                             157,979               70,894
  Notes payable to stockholders                                                   200,000              200,000
  Notes payable                                                                    83,177               83,177
  Convertible debentures                                                        2,100,000            2,100,000
  Deferred licensing revenue                                                       47,958               75,000
  Other current liabilities                                                         1,600                1,600
                                                                           ---------------  -------------------
Total current liabilities                                                       3,918,124            3,703,330

Stockholders' deficit:

  Common stock, $.001 par value; authorized - 50,000,000 shares; issued and outstanding - 37,569,154 shares and 34,856,154 shares, respectively
                                                                                   37,569               34,856
  Additional paid-in capital                                                   13,061,699           12,808,763
  Common stock purchase receivable note                                          (958,839)            (945,164)

  Deferred compensation                                                           (83,675)            (100,409)
  Accumulated deficit                                                         (14,297,815)         (13,407,030)
                                                                           ---------------  -------------------
 Total stockholders' deficit                                                   (2,241,061)          (1,608,984)
                                                                           ---------------  -------------------
 Total liabilities and stockholders' deficit                               $    1,661,665   $        2,094,346
                                                                           ===============  ===================


                 See notes to consolidated financial statements.

                          GolfGear International, Inc. and Subsidiaries
                        Consolidated Statements of Operations (Unaudited)

                                             The Three Months Ended       The Six Months Ended
                                                     June 30,                    June 30,
                                           --------------------------  --------------------------
                                               2003          2002          2003          2002
                                           ------------  ------------  ------------  ------------
SALES                                      $   643,257   $   386,066   $ 1,176,404   $   763,846

COST OF GOODS SOLD                             339,482       347,959       667,821       564,222
                                           ------------  ------------  ------------  ------------

GROSS PROFIT                                   303,775        38,107       508,583       199,624
                                           ------------  ------------  ------------  ------------

EXPENSES:
   Selling and marketing                       118,259       160,119       308,210       273,458
   Tour and pro contracts                       17,792         9,795        39,026        18,666
   Bad debt expense                             19,298        11,582        37,055        22,915
   General and administrative                  434,249       352,207       818,933       574,109
   Depreciation and amortization                17,127        16,474        36,635        29,884
                                           ------------  ------------  ------------  ------------
     TOTAL EXPENSES                            606,725       550,177     1,239,859       919,032
                                           ------------  ------------  ------------  ------------

NET LOSS FROM OPERATIONS                      (302,950)     (512,070)     (731,278)     (719,408)

OTHER INCOME (EXPENSE):
   Gain on settlement of old AP                 33,027        57,274        73,208        57,274
   Interest income                               6,874         6,712        13,751         6,712
   Royalty income                               20,093             -        32,192
   Interest expense                           (143,170)     (184,547)     (276,535)     (190,730)
   Other Expenses                               (2,058)            -        (2,058)      (26,769)
                                           ------------  ------------  ------------  ------------
NET LOSS                                   $  (388,184)  $  (632,631)  $  (890,785)  $  (872,921)
                                           ============  ============  ============  ============
LOSS PER COMMON SHARE -
   BASIC AND DILUTED                       $     (0.01)  $     (0.02)  $     (0.02)  $     (0.03)
                                           ============  ============  ============  ============

WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING - BASIC AND DILUTED   37,681,154    33,793,354    36,855,325    25,875,571
                                           ============  ============  ============  ============

                 See notes to consolidated financial statements.

                        Consolidated Statements of Cash Flows (Unaudited)


                                                                  June 30, 2003    June 30, 2002
                                                                 ---------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                      $     (890,785)  $     (872,921)
   Adjustments to reconcile net loss to net
   cash used in operating activities
     Depreciation and amortization                                       36,635           29,884
     Accrued interest income                                            (13,675)               -
     Amortization of deferred compensation                               16,734                -
     Amortization of deferred financing cost                            172,018           28,670
     Provision for bad debts                                             37,055           22,915
     Gain on settlement of accounts payable                             (73,208)         (57,274)
     Amortization of beneficial conversion discount                           -          147,053
     Provision for obsolete inventory                                         -           93,680
     Other                                                                    -           26,769
   Changes in operating assets and liabilities:
     (Increase) decrease in:
       Accounts receivable                                               52,094           11,025
       Inventories                                                      (53,795)         (44,449)
       Prepaid expenses                                                  56,503          (21,059)
       Prepaid marketing                                                   (468)        (167,678)
       Other                                                                  -            4,630
     Increase (decrease) in:
       Accounts payable and accrued expenses                            125,513         (222,249)
       Income tax payable                                                     -           (4,000)
       Accrued product warranties                                         3,823            8,641
       Accrued interest                                                  83,225            4,850
       Prepaid royalties                                                (27,042)               -
       Other                                                                  -          (20,896)
                                                                 ---------------  ---------------
NET CASH PROVIDED (USED) IN OPERATING ACTIVITIES                       (475,373)      (1,032,409)
                                                                 ---------------  ---------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                                    (6,252)         (22,924)
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from sale of common stock and exercise of warrants          280,250          200,025
   Proceeds from sale of convertible debenture                                -        2,040,000
   Decrease in notes payable shareholders                                     -          (97,166)
   Increase (decrease) in notes payable                                       -          (35,914)
   Borrowings under bank line                                         1,071,819                -
   Repayments of borrowings under bank line                            (984,734)          (6,031)
   Other                                                                      -          (29,934)
                                                                 ---------------  ---------------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                        367,335        2,070,980
                                                                 ---------------  ---------------
CASH:

   NET INCREASE (DECREASE)                                             (114,290)       1,015,647
   AT BEGINNING OF PERIOD                                               117,018          120,135
                                                                 ---------------  ---------------
   AT END OF PERIOD                                              $        2,728   $    1,135,782
                                                                 ===============  ===============
  Cash paid for interest                                         $       18,292   $        7,283
                                                                 ===============  ===============
  Cash paid for taxes                                            $            -   $        6,643
                                                                 ===============  ===============

                 See notes to consolidated financial statements.

                  GolfGear International, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Unaudited)
            Three Months and Six Months Ended June 30, 2003 and 2002


1.   BASIS  OF  PRESENTATION

     The consolidated financial statements as of and for the three months and six months ended June 30, 2003 have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the consolidated financial statements do not purport to represent the realizable or settlement values. The Company has suffered recurring operating losses and requires additional financing to continue operations. For the three months and the six months ended June 30, 2003 the Company incurred losses from operations of $302,950 and $731,278 and a net loss of $388,184 and $890,785 respectively. The Company used cash in operating activities of $475,373 and as of June 30, 2003 had a working capital deficit of $3,154,080 and a stockholder's deficit of $2,241,061. As a result of these factors, there is a substantial doubt about the Company's ability to continue as a going concern.

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

2.  INVENTORIES

     Inventories  consisted  of  the  following:

                                    June 30,     December 31,
                                      2003          2002
                                 -------------  --------------
                                  (unaudited)
          Component parts        $     326,926  $     189,616
          Finished goods               219,773        303,288
                                 -------------  --------------
                                 $     546,699  $     492,904
                                 =============  ==============

3.   BANK  LINES  OF  CREDIT

     The Company has a $250,000 bank line collateralized by eligible accounts receivable. The line of credit matures on December 9, 2003 and bears interest at 28% annually. Interest is payable monthly. Outstanding borrowings at June 30, 2003 and December 31, 2002, were $120,158 and $26,253 respectively.

     The Company also has an unsecured $70,000 line of credit with another bank. Interest is payable monthly at a variable rate (10.25% at June 30, 2003). Outstanding borrowings at June 30, 2003 and December 31, 2002, were $37,821 and $44,641, respectively. This is a revolving line of credit with no maturity date personally guaranteed by the Company's Founder.

4.   NOTES  PAYABLE  AND  NOTES  PAYABLE  TO  STOCKHOLDERS

     Notes  payable  consisted  of  the  following:

                                                   June 30,        December 31,
                                                     2003             2002
                                                  ---------       -------------
                                                 (unaudited)
          Notes payable to individuals, payable
          on demand plus interest at rates
          ranging from prime to 18%               $  83,177       $      83,177
                                                  =========       =============

     On November 20, 2002 the Company entered into a loan agreement with Peter Pocklington, its Chairman and Chief Executive Officer whereby Mr. Pocklington loaned the Company $200,000. As consideration for the loan the Company agreed to an amendment to a stock pledge agreement and released 9,029,518 shares of Common Stock held by the Company as security for payment of a promissory note due for Pocklington's purchase of 15,000,000 shares of Common Stock. The promissory note remains collateralized by 3,303,482 shares of Common Stock to secure the unpaid balance of the promissory note less the loan to the Company. The loan bears interest at 9 1/2% and was due on June 20, 2003. (See Note7, Subsequent Events.) The Company's board of directors unanimously approved the transaction by written consent on November 20, 2002.

     On June 6, 2002, GolfGear International, Inc. (the "Company") completed the sale of

     $2,100,000 of convertible debentures. The debentures are convertible into common stock at $0.25 per share for a period of 12 months commencing 6 months after the initial sale of the debentures. The Company's patents, trademarks, and other intangible assets secured the debentures. For each share of common stock issued upon conversion of the debentures, 1 common stock purchase warrant will be issued, which will be exercisable for a period of 18 months at $0.10 per share. The costs associated with the issuance of the Debentures have been capitalized and are being amortized over the 18 months. If the Debentures convert to equity prior to the 18-month term the unamortized portion will be debited to additional paid in capital. Pursuant to the terms as outlined above the balance of any debentures that do not convert to equity is due and payable December 6, 2003.

5.   STOCKHOLDERS'  EQUITY

     During the six months ended June 30, 2003 the Company issued 2,800,000 shares of common stock for exercised warrants at $0.10 per share. During the six months ended June 30, 2003 the Company issued 25,000 shares of common stock for exercised options at $0.01 per share.

     On June 28, 2003 the Company canceled 112,000 shares of common stock, which were originally issued in connection with the convertible debenture as a finders fee and recorded as a deferred financing cost. The deferred financing costs were being amortized over the life of the debenture. Net of the par value the balance of the deferred financing costs ($24,489) was debited to additional paid in capital.

     During the six months ended June 30, 2002 the Company canceled 100,000 shares issued to a former employee and issued 5,000 shares in consideration to the extension granted on a certain note payable.

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

6.   MAJOR CUSTOMER INFORMATION

     During the three months and six months ended June 30, 2003, two customers accounted for 48.5% and 54.9% of total sales respectively. At June 30, 2003, three customers accounted for $157,785 (74%) of net accounts receivable. During the three months and six months ended June 30, 2002, one customer accounted for approximately 15.6% and 13.5% of total sales respectively. At June 30, 2002, no customers accounted for more then 8% of net accounts receivable.

7.   SUBSEQUENT  EVENTS

     On July 17, 2003 Peter Pocklington, Wyngate Limited and Quincy Investments (the Parties) jointly and collectively entered into an agreement with the Company whereby the Parties paid the Company the amount of $225,000 under an existing note (the Note) with the balance of the note due no later then December 5, 2003. Additionally the Parties converted the note due them for $200,000 into a payment against the Note. The Company forgave $150,000 of the Note in consideration for the Parties cancellation of their right to merge the Company with Meditron Medical, Inc., an option that they had acquired under the terms of their original investment.

8.   CRITICAL  ACCOUNTING  POLICIES

     Patents  and Trademarks - Patents and trademarks are being amortized on the
     -----------------------
     straight-line method over the estimated useful life, which vary from two to 17 years. SFAS No. 142 requires companies to cease amortizing goodwill that exists at the date of adoption. SFAS No. 142 establishes a new method of testing intangible assets for impairment on an annual basis or an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit carrying value. The Company effectively adopted these standards as of January 1, 2002. No impairments were recorded in 2002.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     Cautionary  Statement  Pursuant  to  Safe  Harbor Provisions of the Private
     Securities  Litigation  Reform  Act  of  1995:

     This Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2003 contains "forward-looking" statements within the meaning of
     Section 27A of the Securities Act of 1933, as amended, including statements that include the words "believes", "expects", "anticipates", or similar expressions. These forward-looking statements include, among others, statements concerning the Company's expectations regarding its working capital requirements, gross margin, results of operations, business, growth prospects, competition and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements included in this Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2003 involve known and unknown risks, uncertainties and other factors that could cause the actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein.

     Overview:

     The consolidated financial statements as of and for the three months and six months ended June 30, 2003 have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the consolidated financial statements do not purport to represent the realizable or settlement values. The Company has suffered recurring operating losses and requires additional financing to continue operations. For the three months and the six months ended June 30, 2003 the Company incurred losses from operations of $302,950 and $731,278 and a net loss of $388,184 and $890,785 respectively. The Company used cash in operating activities of $475,373 and as of June 30, 2003 had a working capital deficit of $3,154,080 and a stockholders deficit of $2,241,061. As a result of these factors, there is a substantial doubt about the Company's ability to continue as a going concern.

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

Results of Operations

Three Months ended June 30, 2003 and 2002 - (unaudited)

     Net sales increased to $643,257 in 2003 from $386,066 in 2002, an increase of $257,191 or 66.6%. The increase in net sales in 2003 as compared to 2002 is a result of the Company's new marketing efforts and the public acceptance/demand for the Company's new product line. In order to continue to increase sales, the Company will require additional capital to fund the increased sales and marketing activities, as well as increased inventory levels.

     Gross profit increased to $303,775 in 2003 from $38,107 in 2002, an increase as a percentage of net sales to 47.2% in 2003 from 9.9% in 2002. In 2002, the gross profit would have been $169,483 or 43.9% if it had not been for several factors including a 10% increase in freight-in expense a result of the lack of working capital and the Company's inability to take advantage of greater lead times. The Company also chose to write-down older inventory - a total of $93,681 or 24% of the gross profit. This was done in anticipation of the introduction of new product preventing the Company from recovering its cost on the older inventory. In 2003, the Company reduced its wholesale prices and increased some key component costs while offering a new and improved product line.

     Selling and marketing expenses decreased to $118,259 in 2003 (18.4% of net sales) from $160,119 in 2002 (41.5% of net sales), a decrease of $41,860 or 26.1%. Selling and marketing expenses decreased in 2003 as compared to 2002 as a result of the Company limiting its "new" marketing efforts in favor of focusing on the key customer accounts that have been responsible for the increased sales in 2003.

     Tour and pro contract expenses increased to $17,792 in 2003 (2.8% of net sales) from $9,795 in 2002 (2.5% of net sales), an increase of $7,997 or 81.6%. Tour and pro contract expenses increased in 2003 as compared to 2002 as the Company has entered into new obligations with nationally known golf professionals.

     Bad debt expense increased to $19,298 in 2003 from $11,582 in 2002, an increase of $7,716. Bad debt in these two periods was calculated as a percentage of sales - the increase in the bad debt expense is a reflection of the increase in sales.

     General and administrative expenses increased to $434,249 in 2003 (67.5% of net sales) from $352,207 in 2002 (91.2% of net sales), an increase of $82,042 (23.3%). The $82,042 increases in general and administrative expenses is due to increase in salaries, insurance and legal expenses. The increases in salaries are due to new hires (President and SVP of Sales and Marketing). The increases in insurance are due to expanded coverage and all of the legal expenses were in the normal course of business.

     Depreciation and amortization increased to $17,127 in 2003 from $16,474 in 2002, an increase of $653 or 4.0%. The increase is a result of the acquisition of certain intangible and fixed assets.

     Interest expense decreased to $143,170 in 2003 from $184,547 in 2002, a decrease of $41,377 or 22.4%. This decrease is due to the settlement of prior outstanding notes payable.

     Net loss was $388,184 for the three months ended June 30, 2003, as compared to a net loss of $632,631 for the three months ended June 30, 2002. The primary reason for the decreased loss was the increase in sales and the overall increase in the gross profit.

Six Months ended June 30, 2003 and 2002 - (unaudited)

     Net sales increased to $1,176,404 in 2003 from $763,846 in 2002, an increase of $412,558 or 54.6%. The increase in net sales in 2003 as compared to 2002 is a result of the Company's new marketing efforts and the public acceptance/demand for the Company's new product line. In order to continue to increase sales, the Company will require additional capital to fund the increased sales and marketing activities, as well as increased inventory levels.

     Gross profit increased to $508,583 in 2003 from $199,624 in 2002, an increase as a percentage of net sales to 43.2% in 2003 from 26.1% in 2002. In 2002 the gross profit would have been $330,524 or 43.3% if it had not been for several factors including a 10% increase in freight-in expense a result of the lack of working capital and the Company's inability to take advantage of greater lead times. The Company also chose to write-down older inventory - a total of $93,681 or 12% of the gross profit. This was done in anticipation of the introduction of new product preventing the Company from recovering its cost on the older inventory.

     Selling and marketing expenses increased to $308,210 in 2003 (26.2% of net sales) from $273,458 in 2002 (35.8% of net sales), an increase of $34,752 or 12.7% but an overall decrease as a percentage of sales of 9.6%. Selling and marketing expenses increased in 2003 as compared to 2002 as a result of the Company's continued efforts to increase sales in 2003. The Company has launched several new marketing programs offering promotional point of purchase displays, printed brochures, and other promotional materials, as well as a print advertisement campaign.

     Tour and pro contract expenses increased to $39,026 in 2003 (3.3% of net sales) from $18,666 in 2002 (2.4% of net sales), an increase of $20,360 or 109.1%. Tour and pro contract expenses increased in 2003 as compared to 2002 as the Company has entered into new obligations with nationally known golf professionals.

     Bad debt expense increased to $37,055 in 2003 from $22,915 in 2002, an increase of $14,140. Bad debt in these two periods was calculated as a percentage of sales - the increase in the bad debt expense is a reflection of the increase in sales.

     General and administrative expenses increased to $818,934 in 2003 (69.6% of net sales) from $574,109 in 2002 (75.2% of net sales), an increase of $244,825 (42.6%). The $244,825 increases in general and administrative expenses is due to increase in salaries, insurance and legal expenses. The increases in salaries are due to new hires (President and SVP of Sales and Marketing). The increases in insurance are due to expanded coverage and all of the legal expenses were in the normal course of business.

     Depreciation and amortization increased to $36,635 in 2003 from $29,884 in 2002, an increase of $6,751 or 22.6%. The increase is a result of the acquisition of certain intangible and fixed assets.

     Interest expense increased to $276,535 in 2003 from $190,730 in 2002, an increase of $88,805 or 45.0%. The primary reason for the increase expense was the issuance of the convertible debentures including the amortization of the finder's fees. The convertible debentures were issued in June of 2002 and they bear interest at 7%. The sale of the debenture resulted in $516,054 in capitalized financing costs. These costs are being amortized over the 18-month life of the debenture.

     Net loss was $890,785 for the six months ended June 30, 2003, as compared to a net loss of $872,921 for the six months ended June 30, 2002. The primary reason for the decreased loss was the increase in sales and the overall increase in the gross profit.


Liquidity and Capital Resources - June 30, 2003:

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

     Operating Activities. The Company's operations utilized cash of $475,373 during the six months ended June 30, 2003, as compared to utilizing cash of $1,032,409 during the six months ended June 30, 2002. The decrease in cash utilized in operating activities in 2003 as compared to 2002 was primarily a result of the utilization of prepaid expenses, collections of receivables and an increase in accounts payable and accrued expenses. At June 30, 2003, cash has decreased to $2,728 as compared to $117,018 at December 31, 2002. The Company had a working capital deficit of $2,855,263 at June 30, 2003, as compared to a working capital deficit of $3,138,682 at December 31, 2002, reflecting current ratios of 0.20:1 and 0.26:1 at June 30, 2003 and December 31, 2002, respectively.

     Investing Activities. During the six months ended June 30, 2003 and 2002, net cash used in investing activities for the purchase of property and equipment was $6,252 and $22,924, respectively.

     Financing Activities. The Company received $280,250 from the exercise of common stock warrants and options during the six months ended June 30, 2003.

     The Company has a $250,000 bank line collateralized by eligible accounts receivable. The line of credit matures on December 9, 2003 and bears interest at 28% annually. Interest is payable monthly. Outstanding borrowings at June 30, 2003 and December 31, 2002, were $120,158 and $26,253 respectively.

     The Company also has an unsecured $70,000 line of credit with another bank. Interest is payable monthly at a variable rate (10.25% at June 30, 2003). Outstanding borrowings at June 30, 2003 and December 31, 2002, were $37,821 and $44,641, respectively. This is a revolving line of credit with no maturity date personally guaranteed by the Company's Founder.

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

ITEM  3.  CONTROLS  AND  PROCEDURES

     Our Chief Executive Officer and Chief Financial Officer (the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures for the Company. The Certifying Officers have designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which this report was prepared. The Certifying Officers have evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report and believe that the Company's disclosure controls and procedures are effective based on the required evaluation. During the period covered by this report, there were no changes in internal controls that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     To the best knowledge of management, there are no litigation matters pending or threatened against the Company or any subsidiaries.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     During the six months ended June 30, 2003 the Company issued 2,800,000 shares of common stock for exercised warrants at $0.10 per share. During the six months ended June 30, 2003 the Company issued 25,000 shares of common stock for exercised options at $0.01 per share.

     On June 28, 2003 the Company canceled 112,000 shares of common stock, which were originally issued in connection with the convertible debenture as a finders fee and recorder as a deferred financing cost. The deferred financing costs were being amortized over the life of the debenture. Net of the par value the balance of the deferred financing costs ($24,489) was debited to additional paid in capital.

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


ITEM  3.     DEFAULT  UPON  SENIOR  SECURITIES

     None.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     None.

ITEM  5.  OTHER  INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)  Exhibits

31.1 Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 (6)
31.2 Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 (6)
32       Certification Pursuant to 18 U.S.C Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

(b)      Reports on Form 8-K - Three Months Ended March 31, 2003: None




                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          GOLFGEAR INTERNATIONAL, INC.
                          ----------------------------

                                  (Registrant)


Date:  August 19, 2003               By:  /s/  John Pierandozzi
                                     --------------------------
                                     John Pierandozzi
                                     Director, President
                                       (Principal Executive Officer)

Date:  August 19, 2003               By:  /s/ Daniel C. Wright
                                     -------------------------
                                     Daniel C. Wright
                                       Director, Chief Financial Officer
                                       (Principal Financial Officer and
                                       Principal Accounting Officer)