Form 10QSB
period 2003-09-30
GOLFGEAR INTERNATIONAL INC
filed 2003-11-24
CIK 1053210

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2003

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of September 30, 2003, the Company had 37,594,154 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format:  Yes [ ]  No [X]

Documents incorporated by reference:  None.

                  GOLFGEAR INTERNATIONAL, INC. AND SUBSIDIARIES

                                      INDEX


PART I.   FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Consolidated Balance Sheets - September 30, 2003
                (Unaudited) and December 31, 2002

              Consolidated Statements of Operations (Unaudited) - Three
                Months and Nine Months Ended September 30, 2003 and 2002

              Consolidated Statements of Cash Flows (Unaudited) - Nine
                Months Ended September 30, 2003 and 2002

              Notes to Consolidated Financial Statements (Unaudited) -
                Three Months and Nine Months Ended September 30, 2003 and
                2002

     Item 2.  Management's Discussion and Analysis or Plan of Operation

PART II.  OTHER INFORMATION

     Item 1 - Legal Proceedings
     Item 2 - Securities
     Item 3 - Defaults Upon Senior Securities
     Item 4 - Submission of Matters to a Vote of Security Holders
     Item 5 - Other Information
     Item 6 - Exhibits and Reports on Form 8-K

SIGNATURES


EXIBITS

                                     GolfGear International, Inc. and Subsidiaries
                                              Consolidated Balance Sheets

                                                                               September 30, 2003    December 31, 2002
                                                                              --------------------  -------------------
ASSETS                                                                            (Unaudited)
Current assets:
  Cash                                                                        $             1,838   $          117,018
  Accounts receivable, net of allowance for doubtful accounts of $68,249 and               91,962              302,216
  $99,079, respectively
  Inventories                                                                             486,491              492,904
  Prepaid expenses                                                                         17,420               58,053
  Prepaid marketing costs                                                                 602,364                   --
                                                                              --------------------  -------------------
Total current assets                                                                    1,200,075              970,191

Property and equipment, net                                                                79,092               98,740

Other assets:
  Patents and trademarks, net                                                              74,871              100,515
  Deferred financing costs, net                                                            47,499              315,366
  Other assets                                                                              7,770              609,534
                                                                              --------------------  -------------------
Total assets                                                                  $         1,409,307   $        2,094,346
                                                                              ====================  ===================

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable and accrued expenses                                       $           832,930   $          967,108
  Accrued product warranties                                                               91,339              116,102
  Accrued interest payable                                                                203,301               89,449
  Bank lines of credit                                                                     65,550               70,894
  Note payable to stockholder                                                                  --              200,000
  Notes payable                                                                                --               83,177
  Convertible debentures                                                                2,100,000            2,100,000
  Deferred licensing revenue                                                               44,378               75,000
  Other current liabilities                                                                 1,200                1,600
                                                                              --------------------  -------------------
Total current liabilities                                                               3,338,698            3,703,330

Commitments and contingencies

Stockholders' deficit:
  Common stock, $.001 par value; authorized - 50,000,000 shares; issued and                37,594               34,856
  outstanding - 37,594,154 shares and 34,856,154 shares, respectively
  Additional paid-in capital                                                           13,061,924           12,808,763
  Common stock purchase note receivable                                                        --             (945,164)
  Deferred compensation                                                                   (75,308)            (100,409)
  Accumulated deficit                                                                 (14,953,601)         (13,407,030)
                                                                              --------------------  -------------------
Total stockholders' deficit                                                            (1,929,391)          (1,608,984)
                                                                              --------------------  -------------------
Total liabilities and stockholders' deficit                                   $         1,409,307   $        2,094,346
                                                                              ====================  ===================

                          GolfGear International, Inc. and Subsidiaries
                        Consolidated Statements of Operations (Unaudited)

                                               Three Months Ended          Nine Months Ended
                                                  September 30,              September 30,
                                          --------------------------  --------------------------
                                              2003          2002          2003          2002
                                          ------------  ------------  ------------  ------------
SALES                                     $   438,336   $   296,785   $ 1,614,807   $ 1,060,631
                                          ------------  ------------  ------------  ------------

COST OF GOODS SOLD                            245,067       301,771       912,888       865,993
                                          ------------  ------------  ------------  ------------

GROSS PROFIT                                  193,269        (4,986)      701,919       194,638
                                          ------------  ------------  ------------  ------------

EXPENSES:
  Selling and marketing                       102,690       258,385       410,900       512,342
  Tour and pro contracts                       17,598        46,137        56,624        64,804
  Bad debt expense                             13,150         8,877        50,205        31,792
  General and administrative                  449,366       404,810     1,268,298       998,419
  Depreciation and amortization                16,909        13,960        53,543        43,844
                                          ------------  ------------  ------------  ------------
          TOTAL EXPENSES                      599,713       732,169     1,839,570     1,651,201
                                          ------------  ------------

LOSS FROM OPERATIONS                         (406,444)     (737,155)   (1,137,651)   (1,456,563)

OTHER INCOME (EXPENSE):
  Gain on settlement of accounts payable       25,000        69,654        98,208        69,654
  Interest income                               1,561        15,553        15,245        22,265
  Royalty income                                3,721             -        35,845             -
  Interest expense                           (128,349)     (675,675)     (404,884)     (866,495)
  Other expense                              (151,275)            -      (153,334)      (26,769)
                                          ------------  ------------  ------------  ------------
NET LOSS                                  $  (655,786)  $(1,327,623)  $(1,546,571)  $(2,257,818)
                                          ============  ============  ============  ============
NET LOSS PER COMMON SHARE -
  BASIC AND DILUTED                       $     (0.02)  $     (0.04)  $     (0.04)  $     (0.09)
                                          ============  ============  ============  ============

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING - BASIC AND DILUTED   37,594,154    34,586,154    37,103,898    25,888,071
                                          ============  ============  ============  ============

                 See notes to consolidated financial statements.

                            GolfGear International, Inc. and Subsidiaries
                          Consolidated Statements of Cash Flows (Unaudited)


                                                                     September 30,    September 30,
                                                                         2003             2002
                                                                    ---------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                          $   (1,546,571)  $   (2,257,818)
  Adjustments to reconcile net loss to net
  cash used in operating activities:
    Depreciation and amortization                                           53,543           43,842
    Accrued interest income on common stock note                           (15,234)         (13,400)
      receivable
    Amortization of deferred compensation                                   25,101                -
    Amortization of deferred financing cost                                243,266          114,679
    Deferred revenue                                                             -           75,000
    Provision for bad debts                                                 50,205           31,792
    Gain on settlement of accounts payable                                 (98,208)         (69,654)
    Forgiveness of purchase note receivable                                150,000
    Amortization of beneficial conversion discount                               -          698,501
    Provision for obsolete inventory                                             -          193,763
    Fair value of stock options and warrants issued to
      non-employees                                                              -           19,250
    Loss on disposal of assets                                                   -           26,769
  Changes in operating assets and liabilities:
        Accounts receivable                                                160,049          153,269
        Inventories                                                          6,413            7,600
        Prepaid expenses                                                    40,633         (151,830)
        Prepaid marketing costs and other assets                              (600)        (233,984)
        Accounts payable and accrued expenses                              259,024         (465,013)
        Accrued product warranties                                         (24,763)          11,601
        Accrued interest payable                                           131,079           41,716
        Deferred licensing revenue                                         (30,622)               -
        Other current liabilities                                             (400)               -
        Accrued officer's compensation                                           -          (80,961)
                                                                    ---------------  ---------------
NET CASH USED IN OPERATING ACTIVITIES                                     (597,085)      (1,929,778)
                                                                    ---------------  ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                        (8,251)         (28,925)
                                                                    ---------------  ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of options and warrants                           280,500                -
  Repayment of common stock purchase note receivable                       225,000                -
  Proceeds from sale of common stock                                             -          200,025
  Proceeds from sale of convertible debentures                                   -        2,100,000
  Repayment of notes payable to stockholders                                     -          (97,166)
  Net repayments under bank lines of credit                                 (5,344)          (9,179)


  Repayments of short-term borrowings                                      (10,000)         (35,914)
  Payment of deferred financing costs                                            -           (3,434)
                                                                    ---------------  ---------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                  490,156        2,154,332
                                                                    ---------------  ---------------

  NET INCREASE (DECREASE) IN CASH                                         (115,180)         270,529
  CASH AT BEGINNING OF PERIOD                                              117,018          120,135
                                                                    ---------------  ---------------
  CASH AT END OF PERIOD                                             $        1,838   $      390,664
                                                                    ===============  ===============

  SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest                                            $       23,011   $       11,509
                                                                    ===============  ===============
  Cash paid for taxes                                               $            -   $            -
                                                                    ===============  ===============

  SUPPLEMENTAL DISCLOSURE OF NONCASH
    INVESTING AND FINANCING ACTIVITIES:
  Cancellation of common stock issued for deferred financing costs  $       24,601
                                                                    ===============
  Assignment of accounts payable and accrued expenses               $      294,994
                                                                    ===============
  Assignment of notes payable and accrued interest                  $      290,404
                                                                    ===============
  Settlement of common stock purchase note receivable               $      585,398
                                                                    ===============
  Deferred financing costs                                                           $      516,054
                                                                                     ===============
  Issuance of note payable for settlement of accounts payable                        $      100,000
                                                                                     ===============
  Value of stock issued for settlement of accounts payable                           $       26,250
                                                                                     ===============

                 See notes to consolidated financial statements.


                  GolfGear International, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Unaudited)
         Three Months and Nine Months Ended September 30, 2003 and 2002


1.   SIGNIFICANT  ACCOUNTING  POLICIES

     Basis of Presentation - The accompanying interim consolidated financial
     ---------------------
     statements include the accounts of GolfGear International, Inc. and its subsidiaries (collectively, "GolfGear" or the "Company"). All intercompany transactions have been eliminated in consolidation.

     The accompanying interim consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial reporting. These interim consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the consolidated balance sheets, consolidated operating results, and consolidated cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America ("GAAP"). Operating results for the nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003 or for any other interim period during such year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Form 10-KSB for the year ended December 31, 2002.

     Patents and Trademarks - Patents and trademarks are being amortized on the
     ----------------------
     straight-line method over their estimated useful lives, which range from two to 17 years. Management reviews its patents and trademarks for possible impairment on an annual basis, or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. If there is indication of impairment, then management prepares an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. There were no impairments at September 30, 2003.

     Deferred Financing Costs - Deferred financing costs are amortized over the
     ------------------------
     life of the convertible debentures on the straight-line basis, which approximates the effective interest method due to the short maturity of the debentures.

     Prepaid Marketing Costs - Prepaid marketing costs are related to the costs
     -----------------------
     incurred to produce a television commercial advertisement. Subsequent to September 30, 2003, the Company started airing this advertisement and expects to expense the entire balance of prepaid marketing costs in the fourth quarter of fiscal year 2003.

     Revenue Recognition - Revenue is recognized in accordance with Staff
     -------------------
     Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements". Sales of products are recognized when the products are shipped from the Company's facility.

     Warranty Reserves - The Company generally provides a lifetime warranty
     -----------------
     against defects. The Company makes a provision for warranty costs in the period of sale. The Company periodically reviews the adequacy of the accrued product warranties. A reconciliation of the beginning and ending balances of warranty reserves for the nine-month period ended September 30, 2003 is as follows:

     Balance at January 1, 2003                                      $  116,102
     Accruals for warranties issued during 2003                          11,549
     Settlements made (in cash or in kind) during 2003                  (36,312)
                                                                     -----------

     Balance at September 30, 2003                                   $   91,339
                                                                     ===========

     Stock-Based Compensation - The Company accounts for options granted to
     ------------------------
     employees in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". Had the Company applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation, there would have been no difference between the reported and pro forma net loss and net loss per share for the three months and nine months ended September 30, 2003 and 2002.

     The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123.

     Recent Accounting Pronouncements - In May 2003, the Financial Accounting
     --------------------------------
     Standards Board ("FASB") issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after September 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principal for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The Company does not expect the adoption of SFAS No. 150 to have a material impact upon its financial position, cash flows or results of operations.

2.   GOING  CONCERN

     The consolidated financial statements as of and for the three months and nine months ended September 30, 2003 have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the consolidated financial statements do not purport to represent the realizable or settlement values. The Company has suffered recurring operating losses and requires additional financing to continue operations. For the three months and the nine months ended September 30, 2003 the Company incurred losses from operations of $406,444 and $1,137,651, respectively, and a net loss of $655,786 and $1,546,571, respectively. The Company used cash in operating activities of $597,085 and as of September 30, 2003 had a working capital deficit of $2,138,623and a stockholders' deficit of $1,929,391. As a result of these factors, there is substantial doubt about the Company's ability to continue as a going concern.

     The Company is attempting to increase revenues through various means, including expanding brands and product offerings, new marketing programs, and direct marketing to customers, subject to the availability of operating working capital resources. To the extent that the Company is unable to increase revenues in 2003, the Company's liquidity and ability to continue to conduct operations may be impaired.

     The Company will require additional capital to fund operating requirements. The Company is exploring various alternatives to raise this required capital, including convertible debentures, private infusion of equity and various collateralized debt instruments, but there can be no assurance that the Company will be successful in this regard. To the extent that the Company is unable to secure the capital necessary to fund its future cash requirements on a timely basis and/or under acceptable terms and conditions, the Company may have to substantially reduce its operations to a level consistent with its available working capital resources. The Company may also be required to consider a formal or informal restructuring or reorganization.

3.   INVENTORIES

     Inventories  consist  of  the  following:

                                    September 30,   December 31,
                                        2003            2002
                                   ---------------  -------------
                                     (unaudited)
                  Component parts  $       370,395  $     189,616
                  Finished goods           116,096        303,288
                                   ---------------  -------------
                                   $       486,491  $     492,904
                                   ===============  =============

4.   BANK LINES OF CREDIT

     The Company has a $250,000 bank line collateralized by eligible accounts receivable. The line of credit which matures on December 9, 2003 is automatically renewable for a year at the Company's option, and bears interest at 28% annually. Interest is payable monthly. Outstanding borrowings at September 30, 2003 and December 31, 2002, were $31,303 and $26,253 respectively.

     The Company also has an unsecured $70,000 revolving line of credit with another bank. Interest is payable monthly at a variable rate (10% at September 30, 2003). Outstanding borrowings at September 30, 2003 and December 31, 2002 were $34,247 and $44,641, respectively. The revolving line of credit has no maturity date and is personally guaranteed by the Company's founder.

     The Company is currently exploring various alternatives to raise capital or to replace its existing indebtedness under the bank lines of credit.

5.   DEBT

     Notes  Payable
     --------------

     At December 31, 2002, the Company had notes payable of $83,177 due to individuals which were payable on demand and bore interest at rates ranging from 6% to 8%. During the three month period ended September 30, 2003, the Company assigned its obligations under these notes to Quincy Investments Corporation ("Quincy"), an entity affiliated with Peter Pocklington, the Company's Chairman and Chief Executive Officer (see Note 6).

     Note Payable to Stockholder
     ---------------------------

     On November 20, 2002, the Company entered into a loan agreement with Mr. Pocklington, whereby Mr. Pocklington loaned the Company $200,000. As additional consideration for the loan, the Company agreed to an amendment to a stock pledge agreement and released 9,029,518 shares of common stock held by the Company as security for payment of a promissory note due from an entity affiliated with Mr. Pocklington for the purchase of 15,000,000 shares of the Company's common stock (see Note 6). The loan bore interest at 9 %. During the three month period ended September 30, 2003, the Company converted the loan into a payment against the common stock purchase note receivable due from Wyngate Limited ("Wyngate"), an entity affiliated with Mr. Pocklington (see Note 6).

     Convertible Debentures
     ----------------------

     On June 6, 2002, the Company completed the sale of $2,100,000 of 7% convertible debentures (the "Debentures"). The Debentures are convertible into the Company's common stock at $0.25 per share for a period of 12 months, commencing six months after the initial sale of the Debentures. For each share of common stock issued upon conversion, the holder will receive a warrant for the purchase of one share of the Company's common stock at $0.10 per share exercisable for a period of 18 months. The costs associated with the issuance of the Debentures have been capitalized as deferred financing costs and are being amortized over the 18 month life of the Debentures. The Debentures are secured by the Company's patents, trademarks, and other intangible assets, and are due and payable on December 6, 2003. The Company is currently negotiating an extension of the maturity date with the holders of the Debentures. In addition, the Company is in discussions with certain of its stockholders to provide any necessary capital to fund any Debentures that are not extended and become due and payable at December 6, 2003.

     In connection with the Debenture financing, Mr. Pocklington had the right to have the Company acquire Meditron Medical, Inc. ("Meditron"), a Canadian corporation controlled by Mr. Pocklington, in a reverse merger transaction. During the three month period ended September 30, 2003, this right was cancelled (see Note 6).

6.   STOCKHOLDERS' EQUITY

     During the nine months ended September 30, 2003, the Company issued 2,800,000 shares of common stock for exercised warrants at $0.10 per share. In addition, the Company issued 50,000 shares of common stock for exercised options at $0.01 per share.

     On June 28, 2003, the Company canceled 112,000 shares of common stock, which were originally issued in connection with the Debentures as a finders fee and recorded as a deferred financing cost. As a result, the Company recorded the unamortized balance of the value of these shares of $24,601 as a reduction of stockholders' equity.

     During the nine months ended September 30, 2002, the Company canceled 100,000 shares issued to a former employee and issued 5,000 shares in consideration to the extension granted on a certain note payable.

     On April 8, 2002, the Company entered into a stock purchase agreement (the "Agreement") with Wyngate, whereby Wyngate agreed to purchase 15,000,000 shares of the Company's common stock at $0.075 per share for an aggregate purchase price of $1,125,000, $200,025 of which was paid upon execution of the Agreement. Wyngate executed a promissory note with interest at 2.88% per annum in favor of the Company for the balance of $924,975. Pursuant to the promissory note, the principal and accrued interest was due and payable on October 8, 2003. On July 17, 2003 Mr. Pocklington, Wyngate and Quincy (collectively, the "Parties") jointly and collectively entered into an agreement with the Company whereby the Parties satisfied the then outstanding balance of the promissory note of $960,398 (including accrued interest) in exchange for (1) a cash payment of $225,000, (2) conversion of the $200,000 note payable due to stockholder, including accrued interest of $14,710 to equity (see Note 5), (3) cancellation of the Company's obligation to acquire Meditron (see Note 5), (4) assumption of $370,688 of the Company's existing notes payable and certain accounts payable obligations, and (5) forgiveness of $150,000 due under the promissory note, which was recorded to other expense in the accompanying consolidated statement of operations.

7.   MAJOR CUSTOMER INFORMATION

     During the three months and nine months ended September 30, 2003, one customer accounted for approximately 15.1% and 21.2% of total sales, respectively. At September 30, 2003, one customer accounted for $53,988 (59%) of net accounts receivable. During the three months and nine months ended September 30, 2002, two customers accounted for approximately 24.9% and one customer accounted for approximately 14.3% of total sales, respectively. At September 30, 2002, no customers accounted for more than 9% of net accounts receivable.

8.   COMMITMENTS AND CONTINGENCIES

     Litigation - On November 8, 2003, at a special meeting of the Board of
     ----------
     Directors, Don Anderson, CEO and Founder of the Company was suspended pending the outcome of an investigation into alleged violations of his employment contract. On November 18, 2003, the Company and certain officers and board members were served summons and a complaint was filed on behalf of Don Anderson in Orange County Superior Court alleging breach of written employment agreement and slander. The Company, its officers and directors are in the process of engaging legal counsel and intend to vigorously defend against this complaint.

     Management is not aware of any other litigation matters pending or threatened against the Company or any of its subsidiaries.

     Indemnities and Guaranties - During the normal course of business, the
     --------------------------
     Company has made certain indemnities and guarantees under which it may be required to make payments in relation to certain transactions. These indemnities include certain agreements with the Company's officers, under which the Company may be required to indemnify such persons for liabilities arising out of their employment relationship. The duration of these indemnities and guarantees varies and, in certain cases, is indefinite. The majority of these indemnities and guarantees do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. Historically, the Company has not been obligated to make significant payments for these obligations and no liabilities have been recorded for these indemnities and guarantees in the accompanying consolidated balance sheet.

9.   SUBSEQUENT EVENT

     On October 7, 2003, the Company completed the sale of $250,000 of convertible debentures. The debentures are convertible into common stock at $0.09 per share for a period of three months. For each share of common stock issued upon conversion of the debentures, holders will receive one common stock purchase warrant, which will be exercisable for a period of 12 months at $0.045 per share.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     This Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2003 contains "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, including statements that include the words "believes", "expects", "anticipates", or similar expressions. These forward-looking statements include, among others, statements concerning the Company's expectations regarding its working capital requirements, gross margin, results of operations, business, growth prospects, competition and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements included in this Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2003 involve known and unknown risks, uncertainties and other factors that could cause the actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein.

     Overview:

     The consolidated financial statements as of and for the three months and nine months ended September 30, 2003 have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the consolidated financial statements do not purport to represent the realizable or settlement values. The Company has suffered recurring operating losses and requires additional financing to continue operations. For the three months and the nine months ended September 30, 2003 the Company incurred losses from operations of $406,444 and $1,137,651, respectively, and a net loss of $655,786 and $1,546,571, respectively. The Company used cash in operating activities of $597,085 and, as of September 30, 2003 had a working capital deficit of $2,138,623 and a stockholders' deficit of $1,929,391. As a result of these factors, there is a substantial doubt about the Company's ability to continue as a going concern.

     The Company is attempting to increase revenues through various means, including expanding brands and product offerings, new marketing programs, and direct marketing to customers, subject to the availability of operating working capital resources. To the extent that the Company is unable to increase revenues in 2003, the Company's liquidity and ability to continue to conduct operations may be impaired.

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

Results of Operations

Three Months ended September 30, 2003 and 2002 - (unaudited)

     Net sales increased to $438,336 in 2003 from $296,785 in 2002, an increase of $141,551 or 47.7%. The increase in net sales in 2003 as compared to 2002 is a result of the Company's new marketing efforts and the public acceptance/demand for the Company's new product line. In order to continue to increase sales, the Company will require additional capital to fund the increased sales and marketing activities, as well as increased inventory levels.

     Gross profit increased to $193,269 in 2003 from $(4,986) in 2002, an increase as a percentage of net sales to 44.1% in 2003 from (1.7%) in 2002. In 2002, the gross profit would have been $95,097 or 32.0% if the Company had not written-down older inventory during the quarter - a total of $100,083 or 33.7% of the net sales. This was done in anticipation of the introduction of new product lines impairing the Company's ability to recover its cost on the older inventory. In 2003, the Company reduced its wholesale prices and decreased some key component costs while offering a new and improved product line.

     Selling and marketing expenses decreased to $102,690 in 2003 (23.4% of net sales) from $258,385 in 2002 (87.1% of net sales), a decrease of $155,695 or 60.3%. Selling and marketing expenses decreased in 2003 as compared to 2002 as a result of the Company limiting its "new" marketing efforts in favor of focusing on the key customer accounts that have been responsible for the increased sales in 2003.

     Tour and pro contract expenses decreased to $17,598 in 2003 (4.0% of net sales) from $46,137 in 2002 (15.5% of net sales), a decrease of $28,539 or 61.9%. Tour and pro contract expenses decreased in 2003 as compared to 2002 due to costs incurred in 2002 related to identifying golf professionals on the Buy.com Tour for use in Company's infomercial.

     Bad debt expense increased to $13,150 in 2003 from $8,877 in 2002, an increase of $4,273. The increase in the bad debt expense is a reflection of the increase in sales.

     General and administrative expenses increased to $449,366 in 2003 (102.5% of net sales) from $404,810 in 2002 (136.4% of net sales), an increase of $44,556 (11.0%). The increase in general and administrative expenses is due to increases in salaries, insurance, rent accounting and legal expenses.
     The increase in salaries is due to new hires (President and SVP of Sales and Marketing).

     Depreciation and amortization expense increased to $16,909 in 2003 from $13,960 in 2002, an increase of $2,949 or 21.1%. The increase is a result of the acquisition of certain intangible and fixed assets.

     Interest expense decreased to $128,349 in 2003 from $675,675 in 2002, a decrease of $547,326 or 81.0%. In 2002, the Company issued a convertible debenture with warrants attached at a discount. The debenture was recorded at the discounted amount and the discount was amortized as an interest expense over the next six months - the earliest point at which the debenture could be converted.

     Other expense increased to $151,273 in 2003 from $0 in 2002, an increase of $151,273 or 100%. The increase is primarily related to the partial forgiveness of $150,000 related to the common stock purchase note receivable due from a stockholder.

     Net loss was $655,784 for the three months ended September 30, 2003, as compared to a net loss of $1,327,623 for the three months ended September 30, 2002. The primary reason for the decreased loss was the increase in sales, the overall increase in the gross profit and the decrease in interest expense.

Nine Months ended September 30, 2003 and 2002 - (unaudited)

     Net sales increased to $1,614,807 in 2003 from $1,060,631 in 2002, an increase of $554,176 or 52.2%. The increase in net sales in 2003 as compared to 2002 is a result of the Company's new marketing efforts and the public acceptance/demand for the Company's new product line. In order to continue to increase sales, the Company will require additional capital to fund the increased sales and marketing activities, as well as increased inventory levels.

     Gross profit increased to $701,919 in 2003 from $194,638 in 2002, an increase as a percentage of net sales to 43.5% in 2003 from 18.4% in 2002. In 2002 the gross profit would have been $388,402 or 36.6% if the Company had not written-down older inventory during the period - a total of $193,764 or 18.3% of net sales. This was done in anticipation of the introduction of new product lines impairing the Company's ability to recover its cost on the older inventory.

     Selling and marketing expenses decreased to $410,900 in 2003 (25.4% of net sales) from $512,342 in 2002 (48.3% of net sales), a decrease of $101,442 or 19.8% but an overall decrease as a percentage of sales of 9.6%. Selling and marketing expenses decreased in 2003 as compared to 2002 as a result of the Company's continued efforts to reduce unnecessary selling and marketing costs due to cash flow restrictions.

     Tour and pro contract expenses decreased to $56,624 in 2003 (3.5% of net sales) from $64,804 in 2002 (6.1% of net sales), a decrease of $8,180 or 12.6%. Tour and pro contract expenses decreased in 2003 as compared to 2002 as the Company ended its obligations with certain golf professionals.

     Bad debt expense increased to $50,205 in 2003 from $31,792 in 2002, an increase of $18,413. The increase in the bad debt expense is a reflection of the increase in sales.

     General and administrative expenses increased to $1,268,299 in 2003 (78.5% of net sales) from $998,419 in 2002 (94.1% of net sales), an increase of $269,880 (27.0%). The increase in general and administrative expenses is due to increase in salaries, insurance and legal expenses. The increases in salaries are due to new hires (President and SVP of Sales and Marketing). The increases in insurance are due to expanded coverage and all of the legal expenses were in the normal course of business.

     Depreciation and amortization expense increased to $53,542 in 2003 from $43,884 in 2002, an increase of $9,658 or 22.0%. The increase is a result of the acquisition of certain intangible and fixed assets.

     Interest expense decreased to $404,884 in 2003 from $866,495 in 2002, a decrease of $461,611 or 53.3%. In 2002 the corporation issued a convertible debenture with warrants attached. The convertible debentures were issued in June of 2002 and they bear interest at 7%. The debenture was recorded at the discounted amount and the discount was amortized as an interest expense over the next six months - the earliest point at which the debenture could be converted. Additionally the debenture resulted in $516,054 in capitalized financing costs. These costs are being amortized over the 18-month life of the debenture.

     The Company is currently exploring various alternatives to raise capital or to replace its existing indebtedness under the bank lines of credit.

     Net loss was $1,546,568 for the nine months ended September 30, 2003, as compared to a net loss of $2,257,818 for the nine months ended June 30, 2002. The primary reason for the decreased loss was the increase in sales, the overall increase in the gross profit and the decrease in interest expense.

Liquidity and Capital Resources - September 30, 2003:

     The Company is attempting to increase revenues through various means, including expanding brands and product offerings, new marketing programs, and direct marketing to customers, subject to the availability of operating working capital resources. To the extent that the Company is unable to increase revenues in 2003, the Company's liquidity and ability to continue to conduct operations may be impaired.

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

     Operating Activities. The Company's operations utilized cash of $597,085 during the nine months ended September 30, 2003, as compared to utilizing cash of $1,854,878 during the nine months ended September 30, 2002. The decrease in cash utilized in operating activities in 2003 as compared to 2002 was primarily a result of the decrease in the net loss, utilization of prepaid expenses, collections of receivables and an increase in accounts payable and accrued expenses. At September 30, 2003, cash has decreased to $1,838 as compared to $117,018 at December 31, 2002. The Company had a working capital deficit of $2,138,623 at September 30, 2003, as compared to a working capital deficit of $2,733,139 at December 31, 2002, reflecting current ratios of 0.36:1 and 0.26:1 at September 30, 2003 and December 31, 2002, respectively.

     Investing Activities. During the nine months ended September 30, 2003 and 2002, net cash used in investing activities for the purchase of property and equipment was $8,251 and $28,925, respectively.

     Financing Activities. The Company received $280,500 from the exercise of common stock warrants and options during the nine months ended September 30, 2003. In addition, the Company collected $225,000 on the common stock purchase noted receivable due from a stockholder.

     The Company is currently exploring various alternatives to raise capital or to replace its existing indebtedness under the bank lines of credit. In addition, the Company is currently negotiating an extension of the maturity date with the holders of the Debentures. In addition, the Company is in discussions with certain of its stockholders to provide any necessary capital to fund any Debentures that are not extended and become due and payable at December 6, 2003.

     The Company has a $250,000 bank line collateralized by eligible accounts receivable. The line of credit which matures on December 9, 2003 is automatically renewable for a year at the Company's option, and bears interest at 28% annually. Interest is payable monthly. Outstanding borrowings at September 30, 2003 and December 31, 2002, were $31,303 and $26,253 respectively.

     The Company also has an unsecured $70,000 line of credit with another bank. Interest is payable monthly at a variable rate (10.25% at June 30, 2003). Outstanding borrowings at September 30, 2003 and December 31, 2002, were $34,247 and $44,641, respectively. This is a revolving line of credit with no maturity date personally guaranteed by the Company's founder.

     On October 7, 2003, the Company completed the sale of $250,000 of convertible debentures. The debentures are convertible into common stock at $0.09 per share for a period of three months. For each share of common stock issued upon conversion of the debentures, the holders will receive one common stock purchase warrant, which will be exercisable for a period of 12 months at $0.045 per share.

New Accounting Pronouncements:

     In May 2003, the FASB issue SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The Company does not expect the adoption of SFAS 150 to have a material impact upon our financial position, cash flows or results of operations.

Critical Accounting Policies:

     The Company's financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company believes the following critical accounting policies affect its significant estimates and assumptions used in the preparation of its financial statements. The significant estimates and assumptions are reviewed and any required adjustments are recorded on a quarterly basis.

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

     Revenue Recognition - Revenue is recognized in accordance with Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements". Sales of products are recognized when the products are shipped from the Company's facility.

     Warranty Reserves - The Company generally provides a lifetime warranty against defects. The Company makes a provision for warranty costs in the period of sale. The Company periodically reviews the adequacy of the accrued product warranties.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     On November 8, 2003, at a special meeting of the Board of Directors, Don Anderson CEO and Founder of the Company was suspended pending the outcome of an investigation into alleged violations of his employment contract. On November 18, 2003, the Company and certain officers and board members were served summons and a complaint was filed on behalf of Don Anderson in Orange County Superior Court alleging breach of written employment agreement and slander. The Company, its officers and directors are in the process of engaging legal counsel and intend to vigorously defend against this complaint.

     Management believes there are no other litigation matters pending or threatened against the Company or any of its subsidiaries.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     None

ITEM  3.  DEFAULT  UPON  SENIOR  SECURITIES

     None.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     None.

ITEM  5.  OTHER  INFORMATION

     Report on form 8-K

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)  Exhibits

  31.1  Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934
  31.2  Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934
  32.   Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the
         Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K - Three Months Ended September 30, 2003: None

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          GOLFGEAR INTERNATIONAL, INC.
                          ----------------------------

                                  (Registrant)


Date:  November 21, 2003          By:  /s/  John Pierandozzi
                                      -------------------------
                                      John Pierandozzi
                                      Director, President
                                      (Principal Executive Officer)

Date:  November 21, 2003          By:  /s/ Daniel C. Wright
                                      -------------------------
                                      Daniel C. Wright
                                      Director, Chief Financial Officer
                                      (Principal Financial Officer and Principal
                                      Accounting Officer)