Form 10KSB
period 2003-12-31
GOLFGEAR INTERNATIONAL INC
filed 2005-05-24
CIK 1053210

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

{X} Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2003

{ } Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the transition period from ___________ to ____________

                         Commission file number: 0-28007

                          GOLFGEAR INTERNATIONAL, INC.
              ----------------------------------------------------
              (Exact name of small business issuer in its charter)

             NEVADA                                     43-162755
-------------------------------         --------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification Number)
 incorporation or organization)

                 11562 Knott Ave, Suite 9 Garden Grove, CA 92841
          ------------------------------------------------------------
          (Address of principal executive offices, including zip code)

Issuer's telephone number, including area code:  (714) 892-8889

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.001 par value
                          -----------------------------
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and has been subject to such filing requirements for the past 90 days. Yes {X} No { }

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. { }

The  issuer's  net  sales for the  fiscal  year  ended  December  31,  2003 were
$1,973,135

The aggregate market value of the issuer's common stock held by non-affiliates of the Company as of May 9, 2004, was $638,780.

As of May 9, 2005, the issuer had 42,203,966 shares of Common Stock issued and outstanding. Transitional Small Business Disclosure Format: Yes { } No {X}

                                TABLE OF CONTENTS

PART I.........................................................................1

   ITEM 1:     BUSINESS........................................................1

   ITEM 2:     PROPERTIES.....................................................12

   ITEM 3:     LEGAL PROCEEDINGS..............................................12

   ITEM 4:     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............13

PART II.......................................................................13

   ITEM 5:     MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
                  SHAREHOLDER MATTERS.........................................13

   ITEM 6:     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS.........................14

   ITEM 7:     FINANCIAL STATEMENTS...........................................20

   ITEM 8:     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE.........................21

   ITEM 8A:    CONTROLS AND PROCEDURES........................................21

   ITEM 8B:    OTHER INFORMATION..............................................21

PART III......................................................................22

   ITEM 9:     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.............22

   ITEM 10:    EXECUTIVE COMPENSATION.........................................23

   ITEM 11:    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                   MANAGEMENT.................................................23

   ITEM 12:    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................24

   ITEM 13:    EXHIBITS.......................................................24

   ITEM 14:    PRINCIPAL ACCOUNTANT FEES AND SERVICES.........................26

PART I

ITEM 1: BUSINESS

         GolfGear International, Inc. ("GolfGear" or the "Company") designs, develops and markets innovative premium golf clubs intended to improve the quality and performance of a golfer's game. Utilizing patented forged face insert technology, the Company has created a new generation of metal woods and irons. The Company believes that the concept of producing a golf head with a forged face metal insert affixed to the body of an investment cast shell (head) is a significant improvement in the approach to making a wood or iron head.

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

         The Company sells a full line of patented metal woods and irons marketed under various names, including Tsunami(R) Titanium drivers, first introduced in 1997 and updated and revised during 2003. The Company offers drivers in several sizes ranging from 360 cc to 450 cc. All of the Company's drivers have passed the test for spring-like effect and been approved by the USGA for play. The Company is attempting to utilize its patented technology to position itself as a major brand name in the golf industry.

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

         During the third quarter of 2004, the Company suspended normal operations, including expanding brands and product offerings, new marketing programs, and direct marketing to customers, due to a lack of operating working capital resources. To the extent that the Company is unable to secure financing in 2005, the Company's liquidity and ability to continue to conduct operations will be impaired.

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

         The industry comprises several types of golfers: avid, medium, new and casual. Avid golfers play frequently and spend significantly larger amounts for brand name equipment. Medium golfers play less frequently, are less brand conscious and play with either graphite or steel shafted clubs. Casual golfers play several games a year and represent the largest group with the potential upward movement from one category to another. New golfers as beginners typically use lower cost unbranded clubs in many cases bought in a "boxed set" that comes with all the clubs in a set and a bag.

         Market leaders follow a similar pattern. Each established a market niche. Callaway introduced the oversize metal wood to the market. Cobra followed with oversize perimeter weighted irons. Each incorporated brand identity, product innovation and tour validation, from the PGA Tour to the LPGA Tour to the Senior Tour.

         The Company's niche in the marketplace is producing clubs using a forged face metal titanium insert. Over the past several years, clubs have become larger, longer and lighter. Inserts offer a more consistent, dense sweet spot, superior weight distribution and cutting-edge technology. Titanium drivers have become common because of the move to the larger size heads. However, there is a cost factor involved in this transition. Two basic ways of manufacturing an all titanium driver has been developed: four piece forgings and investment cast body with a forged-face insert. Of the two ways to manufacture a driver, the four piece forgings have many welded seams that produce inconsistencies in strength and weight distribution, the cast body with a forged face produces a much more consistent club head and hitting surface. The Company holds a patent and produces all of its drivers utilizing the desirable cast body with a forged-face technology.

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

Competition

         There have been many established brands in the golf market. The competitive nature of the golf business has altered the market share and ownership of many of these brands. Spalding, MacGregor, and Hogan are well-recognized old-line names in golf equipment. Each of these has undergone significant changes in the past few years. Callaway has purchased Spalding and Hogan out of bankruptcy and MacGregor has been reorganized under new ownership. Names currently dominating the industry's premium-brand sector are Callaway, Titleist, Cobra, TaylorMade and to a lesser extent Ping and Cleveland Golf. Companies such as Callaway, Karsten Manufacturing (Ping) and Fortune Brands (Titleist/Cobra) are leading a wave of golf-focused idealism among consumers. Nike Golf represents the latest of the new breed to enter into the golf hardware market. Nike heavily promotes forged metal woods and irons and has recently licensed the Company's proprietary forged-face insert technology allowing it to manufacture and sell golf clubs under the Company's patents. Nike has developed a forged faced driver for Tour players and world's number one ranked golfer Tiger Woods. The dominating golf companies concentrate on innovation, create new equipment categories or rely on established market leadership position in a particular category, such as oversized metal woods or irons.

         The Company competes in the competitively priced, technology-based segment of the golf club manufacturing industry that includes companies with substantial financial resources. The Company believes that its technology, product quality standards, and competitive pricing structure can provide a competitive edge in the market. Under the Leading Edge brand name, the Company offers the Leading Edge Putter line.

Business Strategy

         The Company competes in the premium quality segment of the golf club industry, a growing and highly competitive area. The Company introduced the new over-sized Tsunami(R) line at the PGA show in Orlando in January of 2002. The Company supplemented this with the introduction of Tsunami(R) 360cc and 400cc titanium drivers at the PGA Show in Orlando in January 2003. The entire Tsunami(R) product line (woods and irons) has been positioned at the high end of the golf market from a technology standpoint and are very competitively priced. The Company received notice from the USGA that its 400cc and 360cc drivers have passed the test for spring-like effect and are approved for play. The 340cc, 360cc and 400cc Tsunami(R) driver outranked all of the approximately forty (40) `industry's major brand name drivers in distance according to Rankmark.com, the Golf Industry's premier golf club testing company. The 340cc Tsunami(R) driver was also ranked third in accuracy and rated second overall out of all drivers tested. Finally, the Tsunami(R) driver was declared a co-winner with Cobra in Rankmark.com's match play test.

         The Company intends to increase its market visibility throughout Asia as well as Europe and Canada. It is currently evaluating existing international distributor relationships and considering new affiliations.

Overall Marketing Strategy

         The Company intends to concentrate its marketing efforts in direct marketing techniques, including direct response programs, which have evolved in recent years as a successful medium for marketing golf products. The Company's ability to aggressively pursue these marketing efforts is subject to the availability of adequate operating capital. The Company has completed and successfully tested a 30-minute direct response program designed to promote the entire line of Tsunami(R) drivers. It is expected that the program will run on The Golf Channel, ESPN, ESPN2 and Fox Sports West. The program is hosted by Rick Dees, the nationally recognized DJ and host of the world-wide syndicated "Weekly Top 40", and features independent testing results, testimonials from professional and amateur golfers, interviews with Company engineers and scientists and run approximately 30 minutes. Shorter spots consisting of 30, 60 and 90 second run times will also be aired during the same time frame and may be "tagged" along with the Company's key retailers. The Company will also utilize current marketing trends which allow greater access to the golf consumer including direct advertising as well as to the on and off course shops.

         The golf club industry has been highly seasonal, with most companies experiencing the majority of sales between February and June. There are also additional sales occurring between October and December for the Christmas buying season.

         The Company has given numerous trade industry press conferences around the world, maintaining a high profile and high degree of respect in the industry press. The Company also plans to attend more consumer-oriented shows to develop more brand awareness. These shows have become very popular on a global basis, and can be a key element in broadening distribution in these markets.

         Most companies have used demo day programs to gain exposure at golf courses and private country clubs. The Company plans to increase its exposure by becoming more active at key demo days. Technology driven, the Company is optimistic about this marketing strategy since the consumer has shown a desire for more technical information at recent demo events. The Company has performed extremely well when in direct competition with the biggest competitors in the business, outselling the competition at several events. The demo day programs are intended to supplement the Company's other promotional efforts.

         Currently, the Company focuses on several major foreign distribution markets, including selling clubs in South Korea and Europe, as well as other parts of Asia. The Company expects to continue, given its product technology and marketing approach, to attempt to increase sales in existing markets and distribution into additional geographic regions.

Product and Name Endorsement

         The Company has periodically utilized touring professionals and former golf professionals to represent the entire line of the Company's golf products. The Company currently employs Gerry James, a PGA professional and one of the longest ball hitters in the world (he currently has pending in the Guinness Book of World Records a 473 yard drive). Mr. James appears for the Company at PGA show events, won the money title for the 2002 Pinnacle Long Drivers Tour and recently came in second in the 2003 Re/Max World Long Drive Championship.

         Because management has first-hand experience working with touring professionals, the Company believes it will be able to obtain product exposure from the various tours and anticipates some touring professional exposure, subject to the availability of adequate operating capital.

Direct Response Programs and Other Marketing

         A direct response program is typically a 30-minute program commonly called an infomercial that is used to introduce, brand, market and sell a product at the same time. The direct response program has been a popular way to save years of conventional marketing and selling methods, and is a faster and more efficient way to provide the consumer with technical information that may lead to a purchase. In the early stages of a direct response program campaign, the advertising produces substantial revenue and in some cases actually produces a profit. Over its life, the direct response program becomes a self-liquidating advertising campaign. A direct response program campaign is also supported by conventional selling methods.

         The value of direct response programs lies in the creation of millions of interested, informed and qualified prospects wanting to buy featured products in stores. For every 1 buyer in a direct campaign there are up to 8 buyers that want the product but will not buy direct and will look for it in retail. In addition to selling products from television, direct response programs can be an excellent source of leads for telemarketing, for promoting a brand image and "pushing" the retail store activity. The Company has completed and tested a 30-minute direct response program designed to promote the Tsunami(R) line of drivers and has invested over $600,000 for its production. It is anticipated the program will run on The Golf Channel, ESPN, ESPN2 and Fox Sports West. The program is hosted by Rick Dees, the nationally recognized DJ and host of the world-wide syndicated "Weekly Top 40", and features independent testing results, testimonials from professional and amateur golfers, interviews with Company engineers and scientists and run approximately 30 minutes. Shorter spots consisting of 30, 60 and 90 second run times will also be aired during the same time frame. The airing of this program is subject to available financing.

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

Employees

         On March 14, 2005, the Company employed 1 full-time employee and no part-time employees. None of the Company's employees are covered by a collective bargaining agreement.

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

         The Company is negotiating with potential distributors in Japan, and South Africa. Currently the Company has a distribution agreement with Cloud Water of South Korea.

Technology

         Most of the Company's clubs feature its multi-patented, forged-face insert technology. The Company currently has ten (10) patents on its forged-face insert technology and three (3) patents on its putter technology.

         In the early 1990's, the Company, drawing on over twenty-five (25) years of research, did what had never been done before: it installed a solid forged-face metal insert into the hitting area of an investment-cast shell. The Company's forged-face clubs combined the density, power and distance of solid forged metals with the weight distribution, forgiveness and accuracy possible only in investment cast woods and irons. The result is a club that gives measurably superior performance because it has a much more solid hitting area with more weight around the perimeter to provide an extra large sweet-spot.

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

         By attaching a solid forged-face metal insert into the cavity of a cast club, the Company believes that it has created the most solid hitting surface in golf and has put fifty percent (50%) more club head mass where it counts in the hitting area. When more mass meets the ball at impact and the mass is forged, not cast, maximum energy is transferred to the ball and shots travel significantly farther. Forged metal can do this because it is denser and has a more solid molecular structure than cast metals. Investment castings contain gas voids and porosity that can cause hairline cracks or cave-ins and create dead spots. Also, their porous finish and inconsistent internal structure can affect playability.

         Management believes that its patents are strong enough to eventually make the Company a significant player in the golf industry. On January 1, 1992, the face of golf equipment changed forever when a USGA and R&A rule was changed to allow metal woods and irons with inserts. The Company was founded in 1989 to prepare for the changes it anticipated in golf equipment design. In the opinion of management, the introduction of its patented forged-face woods and irons marked one of the most significant advancements in metal innovation and technology since the invention of the original metal wood more than twenty (20) years earlier.

         After creating and patenting the solid steel forged-face insert, the Company has continued to stake out new ground, securing multiple domestic and international patents for designs and inserts in several other materials such as forged titanium, steel, aluminum, beryllium copper and related alloys. The Company's patents also include variable face thickness technology.

         Forged-face insert technology offers significant performance advantages. The Company's equipment offers levels of performance that golfers all over the world seek in a club, including greater distance, a large sweet spot, pin-point control, reduced vibration, increased velocity, accuracy, and forgiveness, and product identity.

Product Line

         The Company's core product line is the Tsunami(R) driver, fairway woods, irons and wedges. The woods, irons and wedges feature forged titanium inserts that are inset into stainless steel shells, which incorporate the latest in graphite shafts and grips. The Tsunami(R) driver, offered in 360cc, 400cc and 450cc volume is the Company's entry into the super-size driver category. The main body of the all-titanium Tsunami(R) driver is cast from aerospace-certified 6AL4V titanium and the face is fitted with a solid forged Beta 10:2:3 titanium insert. The Company received notice in January 2003 from the USGA that its 400cc and 360cc drivers have passed the test for spring-like effect and are approved for play. All of the Company's driver products conform to USGA regulations. The 400cc and 360cc incorporate a new speed slot toe and sole design with a weight port assuring that the club's total static weight is within three (3) grams of its target weight. These Tsunami drivers were introduced at the PGA Show in Orlando, Florida in January 2003.

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

Recent Financings

         On October 7, 2003, the Company completed the sale of $250,000 of 5% convertible debentures to MC Corporation, a company affiliated with a Company director and stockholder ("MC Corp"). These debentures were convertible into common stock at $0.09 per share for a period of three months from the date of issuance. For each share of common stock issued upon conversion of the debentures, one common stock purchase warrant will be issued and will be exercisable for a period of twelve months at $0.045 per share. In December 2003, these debentures, including accrued interest of $2,083, were converted into 2,800,922 shares of common stock. The warrants expired unexercised.

         On December 30, 2003, the Company completed the sale of $1,000,000 of 5% convertible debentures to Quincy Investments Corp., a company affiliated with Peter Pocklington, Chairman, and MC Corp. These debentures were automatically convertible into 525,000 shares of Series A preferred stock of the Company within ninety days of the date of issuance. Pursuant to the terms of the debenture agreement, if the Company was unable to convert the debentures into shares of Series A preferred stock within ninety days of issuance, the debentures would become immediately due and payable in full, with interest continuing to accrue at the face rate of interest of 5% per annum. As of December 31, 2003, the Company had not received $100,000 in proceeds from Quincy, and accordingly, recorded $100,000 due from stockholder in its consolidated balance sheet. The amount was subsequently received in January 2004. As of May 10, 2005, the debentures are in default and are due on demand.

         From January 2004 through May 10, 2005, a director and stockholder has advanced $237,300 to the Company to be used for working capital. The Company has received these funds and recorded them as loans from stockholder of $185,600 during 2004 and $51,700 during 2005.

         Holders of the Series A preferred stock have the right to convert the Series A preferred stock into shares of common stock of the Company at conversion rates of 158:1 for Quincy and 161:1 for MC Corp. upon any of the following: (i) eighteen months after the date of issuance of the Series A preferred stock, (ii) a change of control, as defined, or (iii) upon the date the Company is no longer required to file report or financial statements with the United States Securities Exchange Commission.

Recent Changes in Management and the Board of Directors

         In December 2003 the Company added Mr. Naoya Kinoshita as a director. Mr. Kinoshita is President of MC Corp, which he founded in 1990 and is involved in real estate development and management. In 1995, Mr. Kinoshita began development, construction and sales of generational housing; i.e., housing for two generations of family (parents and offspring under one roof), as well as imported housing sales from outside Japan. During the same year he started an Internet service provider business. In 1996, Mr. Kinoshita combined his experience in real estate development and the Internet to construct and sell the first Internet line pre-installed condominium in Japan. More recently, he commenced the design, construction, and sales of 2x4 housing which utilized fewer chemicals, and more natural materials to promote healthy living for the resident. Mr. Kinoshita has extensive expertise in real estate development, information processing, sales, management, and distribution.

         On December 18, 2003, the Company received a resignation letter from Donald A. Anderson as a member of the Board of Directors of the Company. On December 19, 2003, Mr. Anderson also resigned as Chief Executive Officer of the Company and its subsidiaries. The Company accepted his resignation upon his notice.

         On July 9, 2004, Daniel C. Wright was made President and Chief Operating Officer of the Company. Daniel Wright has been with the Company since May of 2001 serving as its Chief Financial Officer and a director. Mr. Wright has over eleven (11) years in senior management positions within the golf industry. He began his career in the golf industry with Tru-Form Golf as their controller. Tru-Form Golf manufactured clubs and accessories originally severing as the house brand name for the Nevada Bob retail chain. After more then four
(4) years with Tru-Form Golf, Mr. Wright joined Grip Technology, Inc., a publicly traded company, ("GTI") as their controller and CFO. GTI manufactured golf grips for both OEMs and retail outlets. GTI filed for bankruptcy in 1999. In addition to Mr. Wright's golf industry experience he has worked in the medical and direct market industries, and he has several years experience with local accounting firms. Mr. Wright has his bachelors in accounting and finance.

         On October 12, 2004, the Company received a resignation letter from John Pierandozzi as a member of the Board of Directors of the Company. The Company accepted his resignation upon his notice.

         In October 2004, the Company added Mr. Donald Berry as a director. Mr. Berry is regarded as one of Canada's premier health care sales and marketing executives. In 1997 as the Vice President of Western Canada for Ingram and Bell Medical, where he drove the company from number three in market share to number one in market position. While at Ingram and Bell the Western Division contributed more then 50% of the company's annual gross profit despite the fact that Western Canada is less then 30% of the Canadian population. In 2002 Mr. Berry formed a partnership with Medical Mart Supplies West. As Executive Vice President and General Manager the Company has grown from negligible sales to over $7 million in a three year period.

         In October 2004, the Company added Mr. Michael J. Gobuty as a director. Mr. Gobuty started with Victoria Leather Garment MFG. Co. Ltd. in 1958. From an entry level position in the receiving department, he worked progressively through every job description in the organization to a position of complete control of the company. One of the largest companies of its kind in Canada, Victoria Leather manufactured and sold full lines of leather outerwear and sportswear. Currently Mr. Gobuty is in dual control of Gobuty's & Son's, where he is responsible for the production and sourcing of manufacturing in main land China.

CAUTIONARY STATEMENT PURSUANT TO "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         Except for historical information, the Company's reports to the Securities and Exchange Commission on Form 10-KSB and Form 10-QSB and periodic press releases, as a well as other public documents and statements, contain "forward-looking statements" within the meaning of the federal securities laws. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied by the statements. Among the Company's risks and uncertainties are the following:

Outstanding options and warrants could affect the market price of our common stock.

         As of December 31, 2003 if all of the outstanding stock options and warrants were exercised, the 50 million authorized number of shares would be exceeded. Fully diluted shares would total approximately 220 million. The exercise of such outstanding options, warrants, and debt conversions will dilute the percentage ownership of the Company's stockholders, and any sales in the public market of shares of Common Stock underlying such securities may adversely affect prevailing market prices for the Common Stock. Moreover, the terms upon which the Company will be able to obtain additional equity capital may be adversely affected since the holders of such outstanding securities can be expected to exercise their respective rights therein at a time when the Company would, in all likelihood, be able to obtain any needed capital on terms more favorable to the Company than those provided in such securities.

Our common shareholders may experience substantial dilution

         The sale of a substantial number of shares of our common stock in the public market, or the prospect of such sales, could materially and adversely affect the market price of our common stock. We are currently authorized to issue up to 50 million shares of common stock. To the extent of such authorization, our Board of Directors will have the ability, without seeking stockholder approval, to issue additional shares of common stock in the future for such consideration as our Board of Directors may consider sufficient. The issuance of additional common stock in the future will reduce the proportionate ownership and voting power of our common stock held by existing stockholders. Sales in the public market of substantial amounts of our common stock, including sales of common stock issuable upon exercise of options and warrants, could depress prevailing market prices for the common stock. The existence of outstanding options and warrants may prove to hinder our future equity financings. Consistent with EITF 00-19, the controlling shareholders of the Company have agreed to increase the authorized shares to 300 million.

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

History of Losses; Accumulated Deficit; Working Capital Deficiency

         The Company has incurred a history of continuing losses. The likelihood of the success of the Company must be considered in light of the problems, expenses, difficulties, complications, and delays frequently encountered in connection with the expansion of a business and the competitive environment in which the Company operates. Unanticipated delays, expenses and other problems such as setbacks in product development, and market acceptance are frequently encountered in connection with the expansion of a business. (See "Significant Working Capital Requirements" below.) As a result of the fixed nature of many of the Company's expenses, the Company may be unable to adjust spending in a timely manner to compensate for any unexpected delays in the development and marketing of the Company's products or any capital raising or revenue shortfall. Any such delays or shortfalls will have an immediate adverse impact on the Company's business, operations and financial condition.

Significant Working Capital Requirements

         The working capital requirements associated with the manufacture and sale of the Company's golf clubs have been and will continue to be significant. The Company is currently not generating sufficient cash flow to fund its operations and growth is dependent on the proceeds from the sale of its shares to continue its operations and implement its sales and marketing strategy. The Company will require additional operating capital during 2005 to establish a comprehensive marketing plan, to maintain operations and to finance the expansion of its business. In the event that the Company's plans change or its assumptions change or prove to be inaccurate or if the proceeds from the sale of its shares or cash flow from operations proves to be insufficient to fund operations (due to unanticipated expenses, technical difficulties, problem or otherwise), the Company would be required to seek additional financing sooner than currently anticipated or may be required to significantly curtail or cease its operations.

Seasonal Business

         Quarterly fluctuations occur as golf is primarily a warm weather sport and the purchasing decisions of most customers are typically made in the fall and a vast majority of sales are expected to occur during the first six months of the year. In addition, quarterly results may vary from year to year due to the timing of new product introductions, orders and sales, advertising expenditures, promotional periods and shipments. Accordingly, comparisons of quarterly information of the Company's results of operations may not be indicative of the Company's overall annual performance.

Competition

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

Uncertainty of Market Penetration

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

Consumer Preferences and Industry Trends

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

         The Company's future operating results are also likely to be dependent upon the continuing popularity of golf as a sport and leisure activity. Although golf has gained increasing popularity over the last several years, there can be no assurance that its popularity as a sport and leisure activity will continue. Any significant decline in the popularity of golf could materially adversely affect the Company. Moreover, golf, as a leisure activity, is affected by a number of factors relating to discretionary consumer spending, including general economic conditions affecting disposable consumer income, such as employment and business conditions, interest rates and taxation. Any significant change in general economic conditions or uncertainties regarding future economic prospects that adversely affect discretionary consumer spending generally, and golfers specifically could have a material adverse effect on the Company.

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

Dependence on a Limited Number of Suppliers

         The Company does not manufacture the components required to assemble its golf clubs. The Company relies on several suppliers for club heads and graphite shafts. The Company does not have binding long-term supply contracts with any of its suppliers. Therefore, the Company's success will depend on maintaining its relationships with these suppliers and developing relationships with new suppliers. Any significant delay or disruption in the supply of club heads or graphite shafts caused by manufacturers' production limitations, material shortages, quality control problems, labor interruptions, shipping problems or other reasons would materially adversely affect the Company's business. The delays in receiving such supplies from alternative sources would cause the Company to sustain at least temporary shortages of materials to assemble its clubs, which could have a material adverse effect on the Company's business, operating results and financial condition.

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

Dependence on Certain Suppliers; Foreign Suppliers

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

Dependence on a Few Major Customers

         Currently, the Company is dependent on approximately thirty-nine percent (39%) of its business from one (1) major customer. There is also the risk that the termination of the relationship with this customer could have an adverse affect on the Company's business.

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

         The Company received its eighth (8th) domestic patent (Patent No. 5,720,673) on insert technology on February 4, 1998. This patent further broadens the scope of the Company's insert patent portfolio. This patent has a primary function of providing a means of affixing the face insert to a cast club head. The insert is set into a recess, and locked into place by material being pushed over the edge of the insert, thus locking it permanently into place. The Company has also received a patent issued in Taiwan. The Company has several other patents pending both domestically as well as internationally. The Company will continue to focus on expanding its patent coverage on insert technology.

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

Uncertainty Regarding Patents and Proprietary Rights

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

Dependence on Relationships with Retailers

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

Technological Innovation; New Products; USGA Regulation

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

Influence of Other External Factors

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

Reliance on Management

         The Company's success is dependent on its key management, especially Peter H. Pocklington and Daniel Wright, the loss of whose services could significantly impede the achievement of the Company's planned development objectives. The Company currently does not maintain key man life insurance on any of these individuals. In addition, none of the officers or directors, or any of the other key personnel, except for Mr. Wright has any employment agreement with the Company. The success of the Company's business objectives will require substantial additional expertise in such areas as finance, manufacturing and marketing, among others. Competition for qualified personnel among golf companies is intense, and the loss of key personnel or the inability to attract and retain the additional, highly skilled personnel required for the expansion of the Company's activities, could have a material adverse effect on the Company's business and results of operations.

         In addition, exclusively the officers and directors of the Company will make all decisions with respect to the management of the Company. Investors will only have rights associated with minority ownership interest to make decisions that affect the Company. The success of the Company, to a large extent, will depend on the quality of the directors and officers of the Company.

Control of the Company by Officers and Directors

         The Company's officers and directors beneficially own approximately eighty nine percent (89%) of the outstanding shares of the Common Stock. As a result, such persons, acting together, have the ability to exercise significant influence over all matters requiring stockholder approval. Accordingly, it could be difficult for the investors hereunder to effectuate control over the affairs of the Company. Therefore, it should be assumed that the officers, directors, and principal common shareholders who control the majority of voting rights will be able, by virtue of their stock holdings, to control the affairs and policies of the Company.

Limitations on Liability, and Indemnification, of Directors and Officers

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

Conflicts of Interest

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

No Assurance of Continued Public Trading Market; Risk of Low Priced Securities

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

Effects of Failure to Maintain Market Makers

         If the Company is unable to maintain National Association of Securities Dealers, Inc. member broker/dealers as market makers, the liquidity of the Common Stock could be impaired, not only in the number of shares of Common Stock which could be bought and sold, but also through possible delays in the timing of transactions, and lower prices for the Common Stock than might otherwise prevail. Furthermore, the lack of market makers could result in persons being unable to buy or sell shares of the Common Stock on any secondary market. There can be no assurance the Company will be able to maintain such market makers.

Cash Dividends Unlikely

         The Company has never declared or paid dividends on its Common Stock and currently does not anticipate or intend to pay cash dividends on its Common Stock in the future. The payment of any such cash dividends in the future will be subject to available retained earnings and will be at the discretion of the Board of Directors.

ITEM 2: PROPERTIES

         The Company leases a 2,100 square foot facility located in Garden Grove, CA under the terms of a one-year lease, expiring August 31, 2005. The lease contains no renewal options and calls for monthly payments of approximately $1,740. The Company believes that its facilities are adequate to maintain its existing business activities.

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

         On May 30, 2002, the Company entered into a settlement agreement and mutual general release (the "Agreement") with MC Corporation, John Kura and Keizaikai USA, Inc. (hereinafter collectively referred to as the "MC Corporation Parties"). The Agreement provided that the Company issue a total of 3,000,000 shares of common stock to MC Corporation, 2,450,300 of which were already reflected as issued and outstanding at December 31, 2001. The remaining 549,700 shares of common stock were issued during 2002. The 3,000,000 shares of common stock consisted of 2,450,300 shares of common stock for the conversion (at the specified ten to one conversion rate) of 245,030 shares of convertible preferred stock previously issued to MC Corporation. The Company was given the right of first refusal to repurchase any shares of common stock owned by MC Corporation it may desire to sell in a private transaction for a period of eighteen (18) months from the date of execution of the Agreement. All stock options and warrants owned by the MC Corporation Parties were cancelled and MC Corporation's anti-dilution rights arising under the Agreement were terminated. The Agreement also provided that MC Corporation's representative on the Company's Board of Directors resign, and the Company's distribution agreement with MC Corporation be formally terminated.

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

         On December 18, 2003, the Company received a resignation letter from Donald A. Anderson as a member of the Board of Directors of the Company. On December 19, 2003, Mr. Anderson also resigned as Chief Executive Officer of the Company. Prior to his resignation, on or about November 8, 2003, Mr. Anderson was suspended pending an investigation into possible violations of his employment contract with the Company and breach of fiduciary duty. On November 18, 2003, Mr. Anderson filed a complaint against the Company and its officers for breach of written contract, wrongful termination of employment and slander. Subsequently, the Company filed a cross complaint against Mr. Anderson for, among other things, breach of fiduciary duty and breach of written contract.

         On June 23, 2004, the Company, its officers and Mr. Anderson entered into a Settlement Agreement (the "Settlement Agreement"), wherein, among other things, the Company withdrew its allegation that Mr. Anderson breached his fiduciary duties. Pursuant to the terms of the Settlement Agreement, the Company agreed to (i) pay Mr. Anderson $165,000 in varying installments through January 30, 2006, (ii) transfer title of a 1996 Ford custom tour van owned by the Company to Mr. Anderson, and remove Mr. Anderson as a guarantor from certain Company debt obligations. In return, Mr. Anderson returned to the Company 994,110 shares of the Company's common stock owned by him valued at approximately $30,000 (fair market value of the Company's stock on the settlement date). As of December 31, 2003, the Company recorded a net liability of approximately $142,000 related to the settlement of this lawsuit. Mr. Anderson also agreed to convert $60,000 in debentures, including accrued interest, held by him into shares of the Company's common stock at a conversion rate of $0.095 per share. These debentures were converted into 753,000 shares of the Company's common stock on February 23, 2005.

         The Company is currently in default for payment of amounts due to Mr. Anderson under the Settlement Agreement. On February 15, 2005, Mr. Anderson received a judgment for $76,310 due to him under the terms of the Settlement Agreement. Pursuant to the Settlement Agreement, the Company agreed to issue a new stock certificate to Mr. Anderson for a stolen stock certificate for 2,642,625 shares of the Company's common stock. As of May 10, 2005, the Company has not issued this stock certificate. Mr. Anderson will dismiss the lawsuit upon the Company's full performance of the Settlement Agreement.

         In March 2004, holders in the amount of $200,000 of the Company's convertible debentures filed suit against the Company claiming, among other things, breach of written contract and default under security agreement and possession of collateral. The plaintiffs are seeking repayment of the principal amount of the debentures, including accrued interest, which matured on January 6, 2004, and possession of the intellectual property, including patents and trademarks, which collateralized the debentures. The parties are currently attempting to reach agreement on resolving this action in its entirety.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There has been no submission of matters to a vote of security holders during the fiscal year ended December 31, 2003.

PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

         The Company's Common Stock is traded on NASDAQ's Over the Counter Bulletin Board using the symbol "GEAR". The following table sets forth for the years ended 2004, 2003 and 2002 quarterly high and low sales prices of the Company's common stock as reported on NASDAQ for the periods indicated.

                                                   High               Low
                                            ----------------    ----------------
Year Ending December 31, 2004
      First Quarter                                   $ 0.07             $ 0.04
      Second Quarter                                  $ 0.05             $ 0.02
      Third Quarter                                   $ 0.05             $ 0.05
      Fourth Quarter                                  $ 0.04             $ 0.03

Year Ended December 31, 2003
      First Quarter                                   $ 0.19             $ 0.26
      Second Quarter                                  $ 0.22             $ 0.16
      Third Quarter                                   $ 0.19             $ 0.07
      Fourth Quarter                                  $ 0.10             $ 0.06

Year Ended December 31, 2002
      First Quarter                                   $ 0.27             $ 0.02
      Second Quarter                                  $ 0.70             $ 0.17
      Third Quarter                                   $ 0.45             $ 0.20
      Fourth Quarter                                  $ 0.31             $ 0.14

Year Ended December 31, 2001
      First Quarter                                   $ 0.19             $ 0.26

         As of May 9, 2005, there were approximately 204 holders of record of the Company's Common Stock.

Dividends

         The Company has never paid any cash dividends on its common stock and has no present intention of doing so.

Stock Option Plan

         In October 1997, the Board of Directors of the Company approved the GolfGear International, Inc. 1997 Stock Option Plan (the "1997 Plan"). The 1997 Plan is intended to allow designated officers and employees and certain non-employees of the Company to receive stock options to purchase the Company's common stock and to receive grants of common stock subject to certain restrictions, as more fully described in the 1997 Plan. The 1997 Plan has reserved 2,642,625 shares of the Company's common stock, subject to adjustments, to be issued under the 1997 Plan.

         The 1997 Plan provides for the granting to employees (including employees who are also directors and officers) of options intended to qualify as incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, and for the granting of non-statutory stock options to directors, employees and consultants. The Board of Directors of the Company currently administers the 1997 Plan.

         The exercise price per share of incentive stock options granted under the 1997 Plan must be at least equal to the fair market value of the common stock on the date of the grant. With respect to any participant who owns shares representing more than 10% of the voting power of all classes of the Company's outstanding capital stock, the exercise price of any incentive or non-statutory stock options must be equal to at least 110% of the fair market value of the grant date, and the maximum term of the option must not exceed five years. Upon a merger of the Company, the options outstanding under the 1997 Plan will terminate unless assumed or substituted by the successor corporation. As of December 31, 2003, 1,348,330 options have been granted and 1,294,295 options are available for grant under the 1997 Plan.

ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This Annual Report on Form 10-KSB for the year ended December 31, 2003 contains "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, including statements that include the words "believes", "expects", "anticipates", or similar expressions. These forward-looking statements include, among others, statements concerning the Company's expectations regarding its working capital requirements, gross margin, results of operations, business, growth prospects, competition and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements included in this Annual Report on Form 10-KSB for the year ended December 31, 2003 involve known and unknown risks, uncertainties and other factors that could cause the actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein.

Overview

         The Company designs, develops and markets premium golf clubs and related golf products. The Company utilizes its proprietary forged face insert technology to offer a full line of golf equipment. The Company's patent portfolio with respect to insert technology is the largest and most comprehensive in the golf industry, with nine domestic and foreign patents issued related to forged face insert technology. These patents incorporate a wide variety of forged face insert materials, including titanium, beryllium copper, stainless steel, carbon steel, aluminum, and related alloys thereof, and include technology relating to varying the face thickness of the insert. The Company operates in one business segment. The Company sells to customers in the United States and the Far East.

         The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, GGI, Inc., GearFit Golf Company, Pacific Golf Holdings, Inc., Bel Air Players Group, Inc. and Leading Edge
Acquisition, Inc. All intercompany transactions and balances have been eliminated in consolidation.

         During the third quarter of 2004, the Company suspended normal operations, including expanding brands and product offerings, new marketing programs, and direct marketing to customers, due to a lack of operating working capital resources. The Company is currently attempting to raise additional capital but there can be no assurances that the Company will be successful in this regard. To the extent that the Company is unable to secure the capital necessary to fund its future cash requirements on a timely basis and/or under acceptable terms and conditions, the Company may have to substantially reduce its operations to a level consistent with its available working capital resources.

Restatement of Previously Issued Financial Statements

         During the year ended December 31, 2003, the Company determined that the manner in which it accounted for the beneficial conversion option on the sale of its $2,100,000 of convertible debentures in 2002 was not in accordance with Emerging Issues Task Force Issue No. 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments," which states that the debt discount resulting from recording a beneficial conversion option should be accreted from the date of issuance to the stated redemption date of the convertible instrument, regardless of when the earliest conversion date occurs. Accordingly, in connection with the restatement adjustments, the Company has appropriately reflected the amortization of the debt discount resulting from the recording of the beneficial conversion option over the term of the convertible debentures. The Company had previously recorded the amortization of the debt discount over the earliest period that the convertible debentures could be converted.

         During the year ended December 31, 2003, the Company also determined that certain transactions involving the issuance of its common stock were not recorded appropriately in 2002. During 2002, the Company acquired the operating assets of Lazereyes and issued 150,000 shares of its common stock valued at $42,000 as purchase consideration. In connection with the restatement adjustments, the Company has reflected the value of the purchase consideration at $42,000 and amortized the additional purchase consideration that was allocated to acquired intangibles. The Company had previously recorded the purchase consideration as 100,000 shares of its common stock valued at $28,000. In addition, during 2002 the Company issued 960,000 shares of its common stock valued at $240,000 and warrants valued at $172,200 as deferred financing costs in connection with the $2,100,000 convertible debenture financing. The Company had previously recorded 1,072,000 shares of its common stock valued at $268,000 and warrants valued at $218,120 as deferred financing costs. Accordingly, in connection with the restatement adjustments, the Company has reflected the appropriate number of shares issued and the associated value, and amortized the adjusted amount over the term of the convertible debentures.

         See Note 16 to the accompanying Consolidated Financial Statements for the year ended December 31, 2002 included in this Annual Report on Form 10-KSB for a summary of the effects of the restatement adjustments on the Company's consolidated balance sheet as of December 31, 2002, and on the Company's consolidated statements of operations and cash flows for the year ended December 31, 2002. The information provided in the accompanying Management's Discussion and Analysis of Financial Condition and Results of Operations reflects the effect of the restatement adjustments.

Results of Operations

Years Ended December 31, 2003 and 2002

         Net sales increased to $1,973,135 in 2003 from $1,546,234 in 2002, an increase of $426,901 or 27.6%. The increase in net sales in 2003 as compared to 2002 is a result of the Company's new marketing efforts and the public acceptance/demand for the Company's new product line.

         Gross profit increased to $561,904 in 2003 from $260,024 in 2002, and increased as a percentage of net sales to 28.5% in 2003 from 16.8% in 2002. In 2002, the Company redesigned its product line and incorporated new technology. As a result, The Company chose to provide reserves against certain obsolete inventory (a total of $195,443 for 2002). As the retail prices of the Company's competitor's products continue to decline the Company has been forced to reduce its pricing to remain competitive and maintain its market share. Historically, the Company has had gross margins in the forty percent range.

         Selling and marketing expenses increased to $1,061,355 in 2003 (53.8% of net sales) from $553,971 in 2002 (35.8% of net sales), an increase of $507,384. In 2003, the Company expensed the cost of its infomercial of $602,364. Additionally, during 2003 the Company incurred increased expenses for consultants, travel, advertising, and marketing.

         Tour and pro contract expenses decreased to $75,760 in 2003 (3.8% of net sales) from $93,101 in 2002 (6% of net sales), a decrease of $17,341 or 18.6%. Tour and pro contract expenses decreased in 2003 as compared to 2002 as a result of contracts expiring and the Company opting not to renew them.

         General and administrative expenses increased to $1,795,546 in 2003 (91% of net sales) from $1,504,241 in 2002 (97.3% of net sales), a 19.4%
increase or $291,305. In 2003, the Company added some new key personnel resulting in increased salaries and related fringe benefits. In addition, the Company had increased insurance and legal expenses. The increases in salaries are due to new hires (President and SVP of Sales and Marketing). The increases in insurance are due to expanded coverage and all of the legal expenses were in the normal course of business.

         Depreciation and amortization increased to $58,274 in 2003 from $52,078 in 2002, an increase of $6,196. The increase is a result of the write off of certain intangible assets in 2003 which were acquired in connection with the Lazereyes acquisition in 2002.

         Interest expense increased to $1,667,801 in 2003 from $1,214,042 in 2002. The increase in interest expense was primarily due to the increase in interest expense related to the $2,100,000 convertible debenture financing which closed in June 2002. In connection with the financing, the Company incurred deferred financing costs and recorded a debt discount related to a beneficial conversion feature and the estimated fair value of warrants issued in as part of the financing. The deferred financing costs were amortized over the 18-month term of the convertible debentures and were recorded as interest expense. As a result, the increase in interest expense is related to the Company recording approximately 11 months of non-cash interest expense in 2003 compared to approximately seven months in 2002.

         Net loss was $4,157,599 for 2003 as compared to a net loss of $3,087,687 for 2002. The increase in the net loss is primarily related to the increase in non-cash interest expense noted above, as well as the expensing of the infomercial costs of $602,364, and approximately $250,000 in legal expenses in connection with the settlement of a lawsuit.

Liquidity and Capital Resources

         The consolidated financial statements as of and for the year ended December 31, 2003 have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the consolidated financial statements do not purport to represent the realizable or settlement values. The Company has suffered recurring operating losses and requires additional financing to continue operations. For the year ended December 31, 2003, the Company incurred losses from operations of $2,429,031 and a net loss of $4,157,599; used cash in operating activities of $998,760; had a working capital deficit of $2,243,712 and a stockholders' deficit of $2,130,302. As a result of these factors, among others, there is substantial doubt about the Company's ability to continue as a going concern.

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

         The Company has financed its working capital requirements during the past few years principally from the private placement of securities. Such funds have periodically been supplemented with short-term borrowings under the Company's bank line of credit and other private sources. The Company's bank lines of credit paid in full and closed in 2004. The Company is actively seeking an investment of additional capital. If adequate funds are not available on acceptable terms, the Company may be unable to continue operations, develop, enhance and market products, retain qualified personnel, take advantage of future opportunities, or respond to competitive pressures, any of which could have a material adverse effect on the Company's business, operating results, financial condition or liquidity.

Operating Activities

         The Company's operations utilized cash of $998,762 during the year ended December 31, 2003, as compared to cash of $2,322,441 used during the year ended December 31, 2002. The decrease in cash utilized in operating activities in 2003 as compared to 2002 was primarily a result of increased sales levels, higher gross margins and a reduction in deferred advertising costs. At December 31, 2003, cash was $60,339 representing a decrease of $56,679, as compared to $117,018 at December 31, 2002. The Company had a working capital deficit of $2,243,712 at December 31, 2003, as compared to a working capital deficit of $1,573,400 at December 31, 2002.

Investing Activities

         During the years ended December 31, 2003 and 2002, net cash used in investing activities was $41,746 and $31,981, respectively. In 2003, the Company opened a fitting center in Rancho Mirage, California and capitalized various leasehold improvements. The fitting center never met the Company's revenue projections and was closed in early 2004. Due to the closure, the leasehold improvements were deemed impaired at December 31, 2003, and are reflected in loss on disposal of assets in the consolidated statement of operations for the year ended December 2003.

Financing Activities

         In 2002, the Company entered into an agreement with Wyngate Limited, a Jersey Limited Company, which included the sale of 15,000,000 shares of common stock at $0.075 per share, for an aggregate purchase price of $1,125,000, which included $200,025 in cash and a promissory note due and payable eighteen (18) months from the date thereof in the principal amount of $924,975. The promissory note was secured pursuant to a stock pledge agreement that pledged 12,333,000 shares of the common stock, which were held by the Company as security for payment of the promissory note. See amendment to the stock pledge agreement below. Upon the closing of this offering, Wyngate Limited, and its President, Peter H. Pocklington, gained control of the Company and obtained the right to appoint a majority of the board of directors. As a requirement of the transaction Peter H. Pocklington was made Chairman of the Board. The agreement also gave Mr. Pocklington the right to merge the Company with his medical products company in a reverse merger at a price of $0.25 per share of common stock. The value of the medical products company shall be determined by obtaining a fairness opinion from a reputable investment-banking firm. In 2003, the Company forgave $150,000 of the promissory note in consideration for the Parties cancellation of their right to merge the Company with Meditron Medical, Inc., an option that they had acquired under the terms of their original investment.

         During the fourth quarter of 2002, Mr. Pocklington loaned the Company $200,000 in exchange for an amendment to the stock pledge agreement to release 9,029,518 shares of common stock held by the Company as security for payment of the promissory note. The promissory note remains collateralized by 3,303,482 shares of Common Stock to secure the unpaid balance of the promissory notes less the loan to the Company. The loan bears interest at 9.5% and is due on April 20, 2003. The Company's board of directors unanimously approved the transaction by written consent on November 20, 2002

         During the year ended December 31, 2002, the Company sold $2,100,000 in the form of a convertible debenture. The debentures are convertible into common stock at $0.25 per share for a period of twelve months commencing six months after the initial sale of the debentures. The Company's patents secure the debentures. For each share of common stock issued upon conversion of the debentures, one common stock purchase warrant will be issued, which will be exercisable for a period of eighteen months at $0.10 per share. During 2003, the Company repaid $700,000 in principal related to these convertible debentures.

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

         On October 7, 2003, the Company completed the sale of $250,000 of convertible debentures. The debentures are convertible into common stock at $0.09 per share for a period of three months for each share of common stock issued upon conversion of the debentures, one common stock purchase warrant will be issued, which will be exercisable for a period of twelve months at $0.045 per share. This debenture, including accrued interest, was converted into 2,800,922 shares of common stock during 2003.

         On December 30, 2003, the Company completed the sale of $1,000,000 of convertible debentures. The debentures are automatically converted into Preferred Stock at $1.00 per share within ninety days of the date of issuance. Holders of the preferred stock shall have the right to convert the Preferred stock into shares of Common Stock of the Company at conversion rates of 158:1, and 161:1. The preferred stock is convertible upon any of the following: eighteen months after the issuance of the preferred stock, a change in control or upon the date the Company is no longer required to file reports or financial statements with the United States Securities Exchange Commission. If the Company is not able to convert this Debenture into shares of Preferred within ninety days from the date of issuance, the Debentures shall become immediately due and payable in full, with interest accruing on the face amount at a rate of 5% per annum. Currently the debentures are in default, but the holders have made no demands at this time.

         As of December 31, 2003 the Company has borrowed $109,223 under its secured line of credit arrangements with banks. Borrowing availability under all the Company's lines of credit was $148,665 at December 31, 2003.

         Funds from these transactions have been used for working capital, sales and marketing, tour promotion, inventory purchases, accounts payable, patent development, completion of the direct response program and general operating expenses.

CRITICAL ACCOUNTING POLICIES

         The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. We believe the following critical accounting policies affect our more significant estimates and assumptions used in the preparation of our consolidated financial statements. Our significant estimates and assumptions are reviewed and any required adjustments are recorded on a quarterly basis.

Allowance for Doubtful Accounts

         The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company regularly monitors its customer collections and payments and maintains a provision for estimated credit losses based upon the Company's historical experience and any specific customer collection issues that have been identified. While such credit losses have historically been within the expectations and the provisions established by the Company, there can be no assurance that the Company will continue to experience the same credit loss rates that have been experienced in the past.

Inventories

         Inventories consist of materials, labor and manufacturing overhead and are stated at lower of cost (first-in, first-out) or market. The Company periodically reviews its inventory to evaluate it for excess and obsolete products. The difference between the market value of products and their cost is either written off as a direct charge to cost of goods sold or included in the reserve allowance. The loss from the liquidation or destruction of obsolete and excess inventory is applied against the reserve allowance. Once established, write-downs of inventories are considered permanent adjustments to the cost basis of the obsolete or excess inventories.

Revenue Recognition

         The Company recognizes revenue when products are shipped to a customer and the risks and rewards of ownership and title have passed based on the terms of sale. The Company records a provision for sales returns and claims based upon historical experience. Actual returns and claims in any future period may differ from the Company's estimates.

         Amounts billed to customers for shipping and handling fees are included in net sales, and freight costs incurred related to these fees are included in cost of goods sold in accordance with Emerging Issues Task Force ("EITF") Issue No. 00-01, "Accounting for Shipping and Handling Fees and Costs."

         Licensing revenue is recognized when earned per the terms of royalty agreements. Occasionally, licensees pay royalties in advance, which are recorded as deferred licensing revenue in the accompanying consolidated balance sheets until such time they are earned.

Advertising

         The Company expenses advertising costs as incurred, except certain direct-response advertising costs. Direct-response advertising costs are capitalized as incurred and then expensed when the related advertising program is aired.

New Accounting Pronouncements

         In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements in FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company's adoption of FIN 45 did not have a material impact on its financial position or results of operations.

         In  December  2002,  the FASB  issued  SFAS No.  148,  "Accounting  for
Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123." SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for financial statements issued for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company has applied the disclosure provisions of SFAS No. 148 in its financial statements and the accompanying notes.

         In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin 51, Consolidated Financial Statements," to improve financial reporting of special purpose and other entities. In accordance with the interpretation, business enterprises that represent the primary beneficiary of another entity by retaining a controlling financial interest in that entity's assets, liabilities, and results of operations must consolidate the entity in their financial statements. Prior to the issuance of FIN 46, consolidation generally occurred when an enterprise controlled another entity through voting interests. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company does not expect FIN 46 to have a material impact on its financial statements as it has no variable interest entities.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 also includes required disclosures for financial instruments within its scope. For the Company, SFAS No. 150 was effective for instruments entered into or modified after May 31, 2003 and otherwise will be effective as of January 1, 2004, except for mandatory redeemable financial instruments. For certain mandatory redeemable financial instruments, SFAS No. 150 will be effective for the Company on January 1, 2005. The Company currently does not have any financial instruments that are within the scope of SFAS No. 150.

         In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4." The amendments made by SFAS No. 151 clarify that abnormal amounts of facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is in the process of evaluating whether the adoption of SFAS No. 151 will have a significant impact on the Company's overall results of operations or financial position.

         In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment," to provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement No. 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS No. 123(R) replaces SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that statement permitted entities the option of continuing to apply the guidance in APB Opinion No. 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used.
Public entities (other than those filing as small business issuers) will be required to apply SFAS No. 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. The Company is in the process of evaluating whether the adoption of SFAS No. 123(R) will have a significant impact on the Company's overall results of operations or financial position.

         In  December  2004,  the  FASB  issued  SFAS  No.  153,  "Exchanges  of
Nonmonetary Assets - an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions." This statement amends APB Opinion No. 29 to eliminate the exceptions for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions for SFAS No. 153 are effective for nonmonetary asset exchanges incurred during fiscal years beginning after June 15, 2005. The Company is currently evaluating the effect, if any, of adopting SFAS No. 153.

ITEM 7: FINANCIAL STATEMENTS

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

       Report of Independent Registered Public Accounting Firm...........F-1

       Consolidated Balance Sheets at December 31, 2003 and 2002.........F-2

       Consolidated Statements of Operations
           for the years ended December 31, 2003 and 2002................F-3

       Consolidated Statements of Stockholders' Deficit
           for the years ended December 31, 2003 and 2002................F-4

       Consolidated Statements of Cash Flows
           for the years ended December 31, 2003 and 2002................F-5

       Notes to Consolidated Financial Statements........................F-7

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
GolfGear International, Inc.:

We have audited the accompanying consolidated balance sheets of GolfGear International, Inc. and subsidiaries (the "Company") as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GolfGear International, Inc. and subsidiaries as of December 31, 2003 and 2002 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred recurring losses and requires additional financing to continue operations. These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets carrying amounts or the amount and classification of liabilities that may result should the Company be unable to continue as a going concern.

As discussed in Note 16 to the consolidated financial statements, the Company restated its 2002 consolidated financial statements.

CORBIN & COMPANY, LLP

Irvine, California
May 10, 2005

                  GOLFGEAR INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2003 AND 2002

                                                                           2003            2002
                                                                       ------------    ------------
                                                                                        (Restated)
ASSETS
Current assets:
     Cash                                                              $     60,339         117,018
     Accounts receivable, net of allowance for doubtful accounts
         of $49,713 and $99,079, respectively                               131,395         302,216
     Due from stockholder for convertible debenture financing               100,000              --
     Inventories                                                            169,379         492,904
     Prepaid expenses                                                        74,995          58,053
                                                                       ------------    ------------
Total current assets                                                        536,108         970,191

Property and equipment, net                                                  34,049          98,740
Other assets:
     Intangible assets, net                                                  71,591         111,015
     Deferred financing costs, net                                               --         270,193
     Deferred advertising costs                                                  --         601,764
     Deposits                                                                 7,770           7,770
                                                                       ------------    ------------
Total assets                                                           $    649,518    $  2,059,673
                                                                       ============    ============
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
     Accounts payable and accrued expenses                             $    900,873    $    968,708
     Accrued product warranties                                              91,683         116,102
     Accrued interest payable                                               172,339          89,449
     Bank lines of credit                                                   109,223          70,894
     Notes payable                                                           33,177          83,177
     Note payable to stockholder                                                 --         200,000
     Convertible debentures due to related parties, net of
         debt discount of $977,788 at December 31, 2003                      22,222              --
     Convertible debentures, net of debt discount of $1,159,739
         at December 31, 2002                                             1,400,000         940,261
     Deferred licensing revenue                                              50,303          75,000
                                                                       ------------    ------------
Total current liabilities                                                 2,779,820       2,543,591
                                                                       ------------    ------------

Commitments and contingencies

Stockholders' deficit:
     Preferred stock, $.001 par value; 10,000,000 shares authorized;
         none issued and outstanding                                             --              --
     Common stock, $.001 par value; 50,000,000 shares authorized;
         40,445,076 shares and 34,794,154 shares, respectively
         issued and outstanding                                              40,445          34,794
     Additional paid-in capital                                          14,275,837      12,748,905
     Deferred compensation                                                  (66,941)       (100,409)
     Common stock purchase note receivable                                       --        (945,164)
     Accumulated deficit                                                (16,379,643)    (12,222,044)
                                                                       ------------    ------------
Total stockholders' deficit                                              (2,130,302)       (483,918)
                                                                       ------------    ------------
Total liabilities and stockholders' deficit                            $    649,518    $  2,059,673
                                                                       ============    ============

        See report of independent registered public accounting firm and notes to consolidated financial statements

                  GOLFGEAR INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 2003 and 2002

                                                                  2003            2002
                                                             ------------    ------------
                                                                              (Restated)
Net sales                                                    $  1,973,135    $  1,546,234
Cost of goods sold                                              1,411,231       1,286,210
                                                             ------------    ------------
     Gross profit                                                 561,904         260,024

Operating expenses:
     Selling and marketing                                      1,061,355         553,971
     Tour and pro contracts                                        75,760          93,101
     General and administrative                                 1,795,546       1,504,241
     Depreciation and amortization                                 58,274          52,078
                                                             ------------    ------------
        Total operating expenses                                2,990,935       2,203,391
                                                             ------------    ------------

Loss from operations                                           (2,429,031)     (1,943,367)

Other income (expense):
     Interest income                                               17,603          29,237
     Interest expense                                          (1,667,801)     (1,214,042)
     Loss on settlement of stock purchase note receivable        (150,000)             --
     Loss on disposal of assets                                   (87,587)        (24,824)
     Gain on settlement of accounts payable                       131,691          69,654
     Other, net                                                    29,926          (1,945)
                                                             ------------    ------------
        Total expense, net                                     (1,726,168)     (1,141,920)
                                                             ------------    ------------
Loss before provison for income taxes                          (4,155,199)     (3,085,287)

Provision for income taxes                                          2,400           2,400
                                                             ------------    ------------
Net loss                                                     $ (4,157,599)   $ (3,087,687)
                                                             ============    ============

Loss per common share - basic and diluted                    $      (0.11)   $      (0.10)
                                                             ============    ============
Weighted average number of common shares outstanding -
     basic and diluted                                         37,222,102      29,944,592
                                                             ============    ============

         See report of independent registered public accounting firm and notes to consolidated financial statements

                  GOLFGEAR INTERNATIONAL, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                     YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                                                           Common
                                                                                            Stock
                                            Common Stock                                  Purchase
                                       ----------------------   Paid-in      Deferred       Note       Accumulated
                                          Shares     Amount     Capital    Compensation   Receivable     Deficit       Total
---------------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 2002               17,989,454  $ 17,989   $  8,901,273  $      --     $      --   $ (9,134,357)   $ (215,095)
Cancellation of stock not issued         (100,000)     (100)           100                                                    --
Issuance of stock for the reset
     in the conversion
     of the preferred stock               549,700       550           (550)                                                   --
Issuance of stock for the
     acquisition of
     Lazereye's assets (restated)         150,000       150         41,850                                                42,000
Issuance of stock for services            195,000       195         51,655                                                51,850
Issuance of stock for finders
     fees (restated)                      960,000       960        239,040                                               240,000
Issuance of warrants for finders
     fees (restated)                                               172,200                                               172,200
Sale of common stock                   15,000,000    15,000      1,110,000                 (924,975)                     200,025
Interest income on stock
     purchase note                                                                          (20,189)                     (20,189)
Exercise of options                        50,000        50            450                                                   500
Fair value of options issued
     to employees                                                   13,750                                                13,750
Beneficial conversion feature
     and estimated
     fair value of warrants
     related to convertible debentures                           2,100,000                                             2,100,000
Deferred compensation for
     options granted  to non-employees                             119,137   (119,137)                                        --
Amortization of deferred compensation                                          18,728                                     18,728
Net loss                                                                                                (3,087,687)   (3,087,687)
                                       ----------    ------     ----------   --------      --------    -----------    ----------
Balance, December 31, 2002             34,794,154    34,794     12,748,905   (100,409)     (945,164)   (12,222,044)     (483,918)
Common stock issued for
     exercise of warrants               2,800,000     2,800        277,200                                               280,000
Common stock issued for
     exercise of options                   50,000        50            450                                                   500
Interest income on stock purchase note                                                      (15,234)                     (15,234)
Convertible debt converted to
     common stock                       2,800,922     2,801        249,282                                               252,083
Beneficial conversion feature of
     convertible debentures                                      1,000,000                                             1,000,000
Amortization of deferred compensation                                          33,468                                     33,468
Settlement of stock purchase note                                                           960,398                      960,398
Net loss                                                                                                (4,157,599)   (4,157,599)
                                       ----------    ------     ----------   --------      --------    -----------    ----------
Balance, December 31, 2003             40,445,076  $ 40,445   $ 14,275,837  $ (66,941)    $      --  $ (16,379,643) $ (2,130,302)
                                       ==========    ======     ==========   ========      ========    ===========    ==========

         See report of independent registered public accounting firm and notes to consolidated financial statements

                 GOLFGEAR INTERNATIONAL, INC., AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                                                       2003           2002
                                                                                   -----------    -----------
                                                                                                  (Restated)
Cash flows from operating activities:
     Net loss                                                                      $(4,157,599)   $(3,087,687)
     Adjustments to reconcile net loss to net cash used in
       operating activities:
            operating activities:
            Amortization of debt discounts                                           1,181,961        940,261
            Amortization of deferred compensation                                       33,468         18,728
            Depreciation and amortization                                               58,274         52,078
            Accrued interest on stock purchase note receivable                         (15,234)       (20,189)
            Provision for obsolete inventory                                                --        195,443
            Write off of deferred advertising costs                                    602,364             --
            Amortization of deferred financing costs                                   270,193        171,941
            Provision for bad debts                                                     31,668         53,899
            Gain on settlement of accounts payable                                    (131,691)       (69,654)
            Loss on settlement of stock purchase note
               receivable                                                              150,000             --
            Stock options issued to employees below market
               value                                                                        --         13,750
            Loss on disposal of assets                                                  87,587         24,824
            Estimated fair value of stock issued to non-
               employees for services                                                       --         31,850
            Changes in operating assets and liabilities:
               (Increase) decrease in:
                    Accounts receivable                                                139,153        (20,360)
                    Inventories                                                        323,525          2,918
                    Prepaid expenses                                                   (16,942)       (35,603)
                    Deferred advertising costs                                            (600)      (581,764)
                    Deposits                                                                --          4,630
               Increase (decrease) in:
                    Accounts payable and accrued expenses                              394,544        (89,065)
                    Accrued product warranties                                         (24,419)        14,509
                    Accrued interest payable                                            99,683         81,011
                    Deferred licensing revenue                                         (24,697)        75,000
                    Other liabilities                                                       --        (98,961)
                                                                                      --------     ----------
     Net cash used in operating activities                                            (998,762)    (2,322,441)
                                                                                      --------     ----------
Cash flows used in investing activities:
         Purchases of property and equipment                                           (41,746)       (31,981)
                                                                                      --------     ----------

         See report of independent registered public accounting firm and notes to consolidated financial statements

                 GOLFGEAR INTERNATIONAL, INC., AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               YEARS ENDED DECEMBER 31, 2003 AND 2002 (continued)


Cash flows from financing activities:
     Proceeds from execise of options and warrants                            280,000             --
     Proceeds from sale of convertible debentures to related parties        1,150,000             --
     Proceeds from sale of convertible debentures                                  --      2,100,000
     Proceeds from issuance of notes payable to stockholders                       --        200,000
     Repayment of common stock purchase note receivable                       225,000             --
     Repayment of convertible debt                                           (700,000)            --
     Repayment of notes payable                                               (10,000)       (35,914)
     Repayment of notes payable to stockholders                                    --        (97,166)
     Borrowings under bank lines of credit, net                                38,329         13,794
     Proceeds from issuance of common stock                                        --        200,025
     Payment of deferred financing costs                                           --        (29,934)
     Proceeds from exercise of stock options                                      500            500
                                                                             --------     ----------
Net cash provided by financing activities                                     983,829      2,351,305
                                                                             --------     ----------

Net decrease in cash                                                          (56,679)        (3,117)

Cash, beginning of year                                                       117,018        120,135
                                                                             --------     ----------

Cash, end of year                                                           $  60,339      $ 117,018
                                                                             ========     ==========

Supplemental disclosures of cash flow information:
     Cash paid for interest                                                 $ 110,444    $     8,392
                                                                             ========     ==========
     Cash paid for income taxes                                             $      --    $        --
                                                                             ========     ==========

Supplemntal disclosure of non-cash investing and financing activities:

     Deferred financing costs                                               $      --    $   412,200
                                                                             ========     ==========

     Prepaid marketing costs                                                $      --    $    20,000
                                                                             ========     ==========

     Deferred compensation                                                  $      --    $   119,137
                                                                             ========     ==========

     Issuance of common stock for the asset purchase of Lazereyes           $      --    $    42,000
                                                                             ========     ==========

     Conversion of debt to common stock                                     $ 252,083    $        --
                                                                             ========     ==========

     Settlement of stock purchase note receivable for transfer of
         accounts payable, notes payable and accrued interest               $ 585,398    $        --
                                                                             ========     ==========

     Due from stockholder for convertible debenture financing               $ 100,000    $        --
                                                                             ========     ==========

     Beneficial conversion feature and estimated fair value of warrants
         related to convertible debentures                                 $1,000,000    $ 2,100,000
                                                                            =========     ==========

        See report of independent registered public accounting firm and notes to consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  GOLFGEAR INTERNATIONAL, INC. AND SUBSIDIARIES
                           DECEMBER 31, 2003 AND 2002

1.       ORGANIZATION AND DESCRIPTION OF BUSINESS

         GolfGear  International,   Inc.  and  its  subsidiaries  (collectively,
         "GolfGear" or the "Company") designs, develops and markets golf clubs and related golf products.

2.       LIQUIDITY AND MANAGEMENT'S PLANS

         During the third quarter of 2004, the Company suspended normal operations, including expanding brands and product offerings, new marketing programs, and direct marketing to customers, due to a lack of operating working capital resources. To the extent that the Company is unable to secure financing in 2005, the Company's liquidity and ability to continue to conduct operations will be impaired.

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Since inception, the Company has incurred recurring losses and requires additional capital to finance continuing operations. The Company incurred losses of $4,157,599 and $3,087,687 for the years ended December 31, 2003 and 2002, respectively. As of December 31, 2003, the Company has a working capital deficit of $2,243,712 and a stockholders' deficit of $2,130,302. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that may result should the Company be unable to continue as a going concern.

         The Company is attempting to increase revenues through various means, including expanding brands and product offerings, new marketing programs, and possibly direct marketing to customers, subject to the availability of operating working capital resources. To the extent that the Company is unable to increase revenues in the next few years, the Company's liquidity and ability to continue to conduct operations may be impaired.

         The Company will require additional capital to fund operating requirements. The Company is exploring various alternatives to raise this required capital, including convertible debentures, private infusion of equity and various collateralized debt instruments, but there can be no assurance that the Company will be successful in this regard. To the extent the Company is unable to secure the capital necessary to fund its future cash requirements on a timely basis and/or under acceptable terms and conditions, the Company may have to substantially reduce its operations to a level consistent with its available working capital resources. The Company may also be required to consider a formal or informal restructuring or reorganization.

         As discussed in Note 17, the Company has secured a commitment for a $10,000,000 private placement offering whereby a third party investor will purchase up to $10,000,000 of the Company's common stock over a twenty-four month period to provide the Company with operating capital. Funding is subject to, among other things, the Company filing a registration statement with the United States Securities and Exchange Commission with respect to the resale of common stock sold in the private placement offering. The Company is currently working towards satisfying all conditions precedent to closing the funding, but there can be no assurance that the Company will be successful in satisfying these terms.

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Principles of Consolidation

         The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, GGI, Inc., GearFit Golf Company, Pacific Golf Holdings, Inc., Bel Air Players Group, Inc. and Leading Edge Acquisition, Inc. All intercompany transactions and balances have been eliminated in consolidation.

         Use of Estimates

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
         Significant  estimates  made  by  management  are,  among  others,  the

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  GOLFGEAR INTERNATIONAL, INC. AND SUBSIDIARIES
                           DECEMBER 31, 2003 AND 2002


         realizability of accounts receivable and inventories, recoverability of long-lived assets, and valuation of deferred tax assets. Actual results could differ from those estimates.

         Concentration of Credit Risk

         Cash

         The Company maintains its cash in bank deposit accounts which are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. As of December 31, 2003 and 2002, the Company had deposits of approximately $430,000 and $54,000, respectively, in excess of FDIC limits.

         Accounts Receivable

         The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company regularly monitors its customer collections and payments and maintains a provision for estimated credit losses based upon the Company's historical experience and any specific customer collection issues that have been identified. While such credit losses have historically been within the expectations and the provisions established by the Company, there can be no assurance that the Company will continue to experience the same credit loss rates that have been experienced in the past.

         Inventories

         Inventories consist of materials, labor and manufacturing overhead and are stated at lower of cost (first-in, first-out) or market. The Company periodically reviews its inventory to evaluate it for excess and obsolete products. The difference between the market value of products and their cost is either written off as a direct charge to cost of goods sold or included in the reserve allowance. The loss from the liquidation or destruction of obsolete and excess inventory is applied against the reserve allowance. Once established, write-downs of inventories are considered permanent adjustments to the cost basis of the obsolete or excess inventories.

         Property and Equipment

         Property and equipment are stated at cost. Depreciation is computed on the straight-line method over the estimated useful lives of the assets that range from five to seven years. Leasehold improvements are amortized on the straight-line method over the term of the lease or the useful life of the asset, whichever is shorter. Maintenance and repairs are charged to expense as incurred. Renewals and improvements of a major nature are capitalized. At the time of retirement or other disposition of property and equipment, the cost and accumulated depreciation are removed from the accounts and any resulting gains or losses are reflected in operations.

         Business Combinations

         In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations". SFAS No. 141 requires the use of the purchase method of accounting for all business combinations completed after June 30, 2001. The Company applied SFAS No. 141 to its acquisition of Lazereyes (see
         Note 4).

         Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 addresses the recognition and measurement of goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 also addresses the initial recognition and measurement of intangible assets acquired outside of a business combination whether acquired individually or with a group of other assets. This statement requires that intangible assets with finite useful lives be amortized and that intangible assets with indefinite lives and goodwill not be amortized but, be tested at least annually for impairment. SFAS No. 142 also requires the Company to identify reporting units for purposes of assessing potential impairments of goodwill and reassess the useful lives of other intangible assets.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  GOLFGEAR INTERNATIONAL, INC. AND SUBSIDIARIES
                           DECEMBER 31, 2003 AND 2002

         Intangible Assets

         Intangible assets include the cost of patents and trademarks, and are being amortized on the straight-line basis over their estimated useful lives, which vary from two to seventeen years.

         Long-Lived Assets

         In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company evaluates the carrying value of long-lived assets for impairment whenever events or change in circumstances indicate that such carrying values may not be recoverable. Under SFAS No. 144, the Company estimates the future undiscounted cash flows derived from an asset to assess whether or not a potential impairment exists when events or circumstances indicate the carrying value of a long-lived asset may differ. An impairment loss is recognized when the undiscounted future cash flows are less than its carrying amount. The Company uses its best judgment based on the most current facts and circumstances surrounding its business when applying these impairment rules to determine the timing of the impairment test, the undiscounted cash flows used to assess impairments and the fair value of a potentially impaired asset. Changes in assumptions used could have a significant impact on the Company's assessment of recoverability. At December 31, 2003, the Company determined that no impairment loss was necessary. There can be no assurance, however, that demand for the Company's products will continue, which could result in impairment of long-lived assets in the future.

         Deferred Financing Costs

         Deferred financing costs represent costs incurred in connection with the issuance of the convertible debentures. Deferred financing costs are being amortized over the life of the convertible debentures on the straight-line basis, which approximates the effective interest method. Accumulated amortization of deferred financing costs was $171,941 at December 31, 2002.

         Beneficial Conversion Feature

         The convertible feature of certain convertible notes provides for a rate of conversion that is below market value (see Notes 10 and 11). Such feature is normally characterized as a "beneficial conversion feature" ("BCF"). Pursuant to Emerging Issues Task Force ("EITF") Issue No. 98-5, "Accounting For Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratio" and EITF Issue No. 00-27, "Application of EITF Issue No. 98-5 To Certain Convertible Instruments," the relative fair values of the BCFs have been recorded as a discount to the face amount of the respective debt instrument. The Company is amortizing the discount using the straight-line method, which approximates the effective interest method, through maturity of such instruments. The Company will record the corresponding unamortized debt discount related to the BCF and the warrants as interest expense when the related instrument is converted into the Company's common stock.

         Fair Value of Financial Instruments

         The Company's financial instruments consist of cash, accounts receivable, due from stockholder, payables, accrued expenses, notes payable and convertible debentures. The carrying value for all such instruments, except the convertible debentures and due from stockholder, considering the terms, approximates fair value at December 31, 2003. The fair value of due from stockholder is not determinable as the transaction is with a related party. The fair value of convertible debentures is not determinable as equivalent instruments could not be located.

         Revenue Recognition

         Revenue is recognized in accordance with Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements", as revised by SAB 104. The Company recognizes revenue when products are shipped to a customer and the risks and rewards of ownership and title have passed based on the terms of sale. The Company records a provision for sales returns and claims based upon historical experience. Actual returns and claims in any future period may differ from the Company's estimates.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  GOLFGEAR INTERNATIONAL, INC. AND SUBSIDIARIES
                           DECEMBER 31, 2003 AND 2002

         Amounts billed to customers for shipping and handling fees are included in net sales, and freight costs incurred related to these fees are included in cost of goods sold in accordance with EITF Issue No. 00-01, "Accounting for Shipping and Handling Fees and Costs."

         Licensing revenue is recognized when earned per the terms of royalty agreements. Occasionally, licensees pay royalties in advance, which are recorded as deferred licensing revenue in the accompanying consolidated balance sheets until such time they are earned.

         Product Warranties

         The Company generally provides a lifetime warranty against defects. The Company maintains a reserve for its product warranty liability based on estimates calculated using historical warranty experience. While warranty costs have historically been within the Company's expectations, there can be no assurance that the Company will continue to experience the same warranty return rates or repair costs as in prior years. A significant increase in product return rates, or a significant increase in the costs to repair product, could have a material adverse impact on the Company's operating results.

         Warranty liability activity for the years ended December 31, 2003 and 2002 was as follows:

                                              2003         2002
                                           ---------    ---------
         Balance as of January 1           $ 116,102    $ 101,593
         Provisions for warranty expense      20,540       14,509
         Warranty claims and expenses        (44,959)          --
                                           ---------    ---------
         Balance as of December 31,        $  91,683    $ 116,102
                                           =========    =========

         Advertising

                  The Company expenses advertising costs as incurred, except certain direct-response advertising costs. Direct-response advertising costs are capitalized as incurred and then expensed when the related advertising program is aired. Direct-response advertising costs capitalized during the years ended December 31, 2003 and 2002 were $600 and $601,764, respectively. During the year ended December 31, 2003, the direct-advertising program aired, and accordingly, all costs related to the program were expensed in 2003.

         Advertising costs for the years ended December 31, 2003 and 2002 were $794,947 (including $602,364 related to direct-response advertising costs) and $145,575, respectively, which is included in selling and marketing expenses in the accompanying consolidated statements of operations.

         Income Taxes

         The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Under SFAS No. 109, income taxes are recognized for the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for future tax consequences of transactions that have been recognized in the Company's financial statements or tax returns. A valuation allowance is provided when it is more likely than not that some portion or the entire deferred tax asset will not be realized.

         Stock-Based Compensation

         The Company periodically issues common stock options and common stock purchase warrants to employees and non-employees in non-capital raising transactions for services rendered and to be rendered, and as financing costs.

         Stock-based awards to non-employees are accounted for using the fair value method in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," and EITF Issue No. 96-18, "Accounting for Equity Instruments that are Issued to Other Than Employees for
         Acquiring, or in Conjunction with Selling Goods or Services." All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  GOLFGEAR INTERNATIONAL, INC. AND SUBSIDIARIES
                           DECEMBER 31, 2003 AND 2002

         the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the third-party performance is complete or the date on which it is probable that performance will occur.

         In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure," effective for fiscal years ending after December 15, 2002. SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. SFAS No. 148 does not amend SFAS No. 123 to require companies to account for their employee stock-based awards using the fair value method. The disclosure provisions are required, however, for all companies with stock-based employee compensation, regardless of whether they utilize the fair value method of accounting described in SFAS No. 123 or the intrinsic value method described in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees."

         The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with APB Opinion No. 25. As permitted by SFAS No. 123, as amended by SFAS No. 148, the Company has chosen to continue to account for its employee stock-based compensation plan under APB Opinion No. 25 and provide the expanded disclosures specified in SFAS No. 123, as amended by SFAS No. 148. Had employee stock based compensation cost been determined using the fair value method, the Company's net loss and loss per share would have been adjusted to the pro forma amounts indicated below:

                                                For the Years Ended December 31,
                                                      2003           2002
                                                  -----------    -----------
Net loss as reported                              $(4,157,599)   $(3,087,687)
Deduct:  Total stock-based employee
         compensation under fair value based
         method for all awards, net of related
         tax effects                                 (148,334)      (184,449)
                                                  -----------    -----------
Pro forma net loss                                $(4,305,933)   $(3,272,136)
                                                  ===========    ===========

Basic and diluted loss per share - as reported    $     (0.11)   $     (0.10)
                                                  ===========    ===========

Basic and diluted loss per share - pro forma      $     (0.12)   $     (0.11)
                                                  ===========    ===========

         Basic and Diluted Loss Per Share

         Basic earnings (loss) per common share are computed based on the weighted average number of shares outstanding for the period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average shares outstanding assuming all dilutive potential common shares are issued. Basic and diluted loss per share is the same as the effect of stock options and warrants on loss per share are anti-dilutive and thus not included in the diluted loss per share calculation. However, the impact under the treasury stock method of dilutive stock options and warrants would have been 2,800,000 and 9,450,000 incremental shares for the years ended December 31, 2003 and 2002, respectively.

         Segment and Geographic Information

         The Company operates in one business segment. The Company sells to customers in the United States, and the Far East. Sales for the year ended December 31, 2003 to customers in the United States and internationally were $1,897,150 and $75,985, respectively. Sales for the year ended December 31, 2002 to customers in the United States and internationally were $1,399,035 and $147,199, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  GOLFGEAR INTERNATIONAL, INC. AND SUBSIDIARIES
                           DECEMBER 31, 2003 AND 2002

         Concentrations of Major Customers

         During the year ended December 31, 2003, one customer accounted for 39% of net sales. At December 31, 2003, one customer accounted for 86% of net accounts receivable. During the year ended December 31, 2002, two customers accounted for 25% of net sales. At December 31, 2002, one such customer accounted for 49% of net accounts receivable.


         Supplier Concentration

         The Company relies on several suppliers for club heads and graphite shafts. The Company does not have binding long-term supply contracts with any of its suppliers. Therefore, the Company's success will depend on maintaining its relationships with these suppliers and developing relationships with new suppliers. Any significant delay or disruption in the supply of club heads or graphite shafts caused by manufacturers' production limitations, material shortages, quality control problems, labor interruptions, shipping problems or other reasons would materially adversely affect the Company's business. The delays in receiving such supplies from alternative sources would cause the Company to sustain at least temporary shortages of materials to assemble its clubs, which could have a material adverse effect on the Company's business, operating results and financial condition.

         Reclassifications

         Certain prior period balances have been reclassified to conform to the current year presentation.

         New Accounting Pronouncements

         In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements in FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company's adoption of FIN 45 did not have a material impact on its financial position or results of operations.

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123." SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for financial statements issued for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company has applied the disclosure provisions of SFAS No. 148 in its financial statements and the accompanying notes.

         In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin 51, Consolidated Financial Statements," to improve financial reporting of special purpose and other entities. In accordance with the interpretation, business enterprises that represent the primary beneficiary of another entity by retaining a controlling financial interest in that entity's assets, liabilities, and results of operations must consolidate the entity in their financial statements. Prior to the issuance of FIN 46, consolidation generally occurred when an enterprise controlled another entity through voting interests. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company does not expect FIN 46 to have a material impact on its financial statements as it has no variable interest entities.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  GOLFGEAR INTERNATIONAL, INC. AND SUBSIDIARIES
                           DECEMBER 31, 2003 AND 2002

         In May 2003,  the FASB  issued SFAS No.  150,  "Accounting  for Certain
         Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 also includes required disclosures for financial instruments within its scope. For the Company, SFAS No. 150 was effective for instruments entered into or modified after May 31, 2003 and otherwise will be effective as of January 1, 2004, except for mandatory redeemable financial instruments. For certain mandatory redeemable financial instruments, SFAS No. 150 will be effective for the Company on January 1, 2005. The Company is in process of evaluating whether the adoption of SFAS No. 150 will have a significant impact on the Company's overall results of operations or financial position.

         In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4." The amendments made by SFAS No. 151 clarify that abnormal amounts of facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is in the process of evaluating whether the adoption of SFAS No. 151 will have a significant impact on the Company's overall results of operations or financial position.

         In December 2004, the FASB issued SFAS No. 123 (revised 2004) ("SFAS No. 123(R)"), "Share-Based Payment," to provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement No. 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS No. 123(R) replaces SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that statement permitted entities the option of continuing to apply the guidance in APB Opinion No. 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. The Company will be required to apply SFAS No. 123(R) as of January 1, 2006. The Company is in the process of evaluating whether the adoption of SFAS No. 123(R) will have a significant impact on the Company's overall results of operations or financial position.

         In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions." This statement amends APB Opinion No. 29 to eliminate the exceptions for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions for SFAS No. 153 are effective for nonmonetary asset exchanges incurred during fiscal years beginning after June 15, 2005. The Company is currently evaluating the effect, if any, of adopting SFAS No. 153.

4.       ACQUISITION

         On July 1, 2002, the Company acquired all of the operating assets of Lazereyes Golf, LLC and Stone Pine Lazereyes, LLC, both Colorado limited liability companies (collectively, "Lazereyes"), including the "Lazereyes" trade name. Lazereyes designs, assembles and sells golf training clubs. Lazereyes is operated as a separate division of the Company.

         Total purchase consideration was 150,000 shares of the Company's restricted common stock valued at $42,000. The Company assumed no liabilities in the acquisition transaction. As additional purchase consideration, the Company agreed to pay the former owners of Lazereyes $1.50 for every Lazereyes training club sold for a period of two years from July 1, 2002 through June 30, 2004. For the years ended December 31, 2003 and 2002, no additional consideration was due and payable to the former owners of Lazereyes.

         The  acquisition  was  accounted  for  under  the  purchase  method  of accounting, and accordingly, the Company has recorded the assets acquired based on their estimated fair values at the date of acquisition. The total purchase price of $42,000 was allocated to trademarks and patents acquired. To date, there have been no operations associated with Lazereyes.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  GOLFGEAR INTERNATIONAL, INC. AND SUBSIDIARIES
                           DECEMBER 31, 2003 AND 2002

         During the years ended December 31, 2003, the Company determined that the intangible assets acquired were impaired due to no operating activities in the Lazereyes division. As a result, the Company wrote off the unamortized balance of the intangible assets of $17,500, which is included in depreciation and amortization expense in the accompanying consolidated statement of operations.

5.       INVENTORIES

         At December 31, 2003 and 2002, inventories consist of the following:

                                  2003       2002
                                --------   --------
              Component parts   $100,026   $189,616
              Finished goods      69,353    303,288
                                --------   --------
                                $169,379   $492,904
                                ========   ========

6.       PROPERTY AND EQUIPMENT

         At December 31, 2003 and 2002 property and equipment consists of the following:

                                                2003         2002
                                             ---------    ---------
             Machinery and equipment         $  23,143    $  23,143
             Office equipment                    9,532       16,024
             Computers and software             18,781       28,810
             Furniture and fixtures              6,654       12,460
             Automobile                         52,091       52,091
             Trade show booth                       --       58,538
             Tooling                                --       26,090
                                             ---------    ---------
                                               110,201      217,156
             Less accumulated depreciation     (76,152)    (118,416)
                                             ---------    ---------
                                             $  34,049    $  98,740
                                             =========    =========

         Depreciation expense for the years ended December 31, 2003 and 2002 was $18,850 and $37,171, respectively.

7.       INTANGIBLE ASSETS

         At December 31, 2003 and 2002, intangible assets consist of the following:

                           2003                             2002
             -------------------------------   -------------------------------
             Gross Carrying   Accumulated      Gross Carrying   Accumulated
                Amount        Amortization         Amount       Amortization
             --------------   --------------   --------------   --------------
Patents      $      227,210   $      155,619   $      227,210        $ 133,695
Trademarks           78,408           78,408           78,408           60,908
             --------------   --------------   --------------   --------------
             $      305,618   $      234,027   $      305,618   $      194,603
             ==============   ==============   ==============   ==============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  GOLFGEAR INTERNATIONAL, INC. AND SUBSIDIARIES
                           DECEMBER 31, 2003 AND 2002

         Amortization expense related to the acquired intangible assets was $39,424 and $14,907 for the years ended December 31, 2003, and 2002, respectively. Estimated amortization expense for each of the next five years ended December 31 is as follows:

                  Years Ending December 31,
                  ------------------------
                           2004                      $ 9,663
                           2005                        9,663
                           2006                        9,663
                           2007                        9,663
                           2008                        9,663

         During the year ended December 31, 2003, the Company determined that the intangible assets acquired in connection with the Lazereyes acquisition were impaired. As a result, the Company wrote off the unamortized balance of the patents and trademarks of $17,500, which is included in amortization expense in the accompanying consolidated statement of operations.

8.       BANK LINES OF CREDIT

         The Company had a $250,000 bank line collateralized by eligible accounts receivable. The line of credit originally matured on December 9, 2003 and was extended to June 2004. Outstanding borrowings bore interest at 28% annually. Interest was payable monthly. Outstanding borrowings under this line at December 31, 2003 and 2002 were $52,905 and $26,253, respectively. This credit line was closed and paid in full in June 2004. The Company also had an unsecured $70,000 line of credit with another bank. Interest was payable monthly at a variable rate (10% at December 31, 2003 and 10.25% at December 31, 2002). Outstanding borrowings at December 31, 2003 and 2002 were $56,318 and $44,641, respectively. This line of credit was closed and paid in full in September 2004. Interest expense related to the bank lines of credit was $36,445 and $12,392 for the years ended December 31, 2003 and 2002, respectively.

9.       NOTES PAYABLE

         At December 31, 2003 and 2002, notes payable consisted of the following:

                                                         2003         2002
                                                       --------     --------
         Notes payable to individuals, payable on
         demand plus interest at rates ranging from
         prime to 8%                                   $ 33,177     $ 83,177

         Less current portion                           (33,177)     (83,177)
                                                       --------     --------
                                                       $     --     $     --
                                                       ========     ========

         Interest expense related to the notes payable was $4,658 and $3,356 for the years ended December 31, 2003 and 2002, respectively. Accrued interest at December 31, 2003 and 2002 was $6,080 and $3,356, respectively.

10.      RELATED PARTY DEBT

         Note Payable to Stockholder

         On November 20, 2002, the Company entered into a loan agreement with Peter Pocklington, its Chairman, whereby Mr. Pocklington loaned the Company $200,000. As consideration for the loan, the Company agreed to an amendment to a stock pledge agreement and released 9,029,518 shares of common stock held by the Company as security for payment of a promissory note due from Wyngate Limited ("Wyngate"), a company affiliated with Mr. Pocklington, for the purchase of 15,000,000 shares of common stock (the "Stock Purchase Note") (see Note 15). The loan bore interest at 9.5% and was due on June 20, 2003.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  GOLFGEAR INTERNATIONAL, INC. AND SUBSIDIARIES
                           DECEMBER 31, 2003 AND 2002

         On July 17, 2003, Mr. Pocklington, Wyngate and Quincy Investments Corp., a company affiliated with Mr. Pocklington ("Quincy") (collectively, the "Parties") jointly and collectively entered into an agreement with the Company whereby, among other things, the Parties satisfied a portion of the then outstanding balance of the Stock Purchase Note by offsetting the $200,000 note payable to stockholder, including accrued interest of $14,710, against the Stock Purchase Note (see Note 15).

         Interest expense related to the note payable to stockholder was $14,446 and $264 for the years ended December 31, 2003 and 2002, respectively. Accrued interest at December 31, 2002 was $264.

         Convertible Debentures Due to Related Parties

         On October 7, 2003, the Company completed the sale of $250,000 of 5% convertible debentures to MC Corporation, a company affiliated with a Company director and stockholder ("MC Corp"). These debentures were convertible into common stock at $0.09 per share for a period of three months from the date of issuance. For each share of common stock issued upon conversion of the debentures, one common stock purchase warrant will be issued and will be exercisable for a period of twelve months at $0.045 per share. Issuance costs were not significant. The estimated value of the beneficial conversion feature was not significant at the date of issuance. In December 2003, these debentures, including accrued interest of $2,083, were converted into 2,800,922 shares of common stock. The warrants expired unexercised.

         On December 30, 2003, the Company completed the sale of $1,000,000 of 5% convertible debentures to Quincy and MC Corp. The debentures were automatically convertible into 525,000 shares of Series A preferred stock of the Company within ninety days of the date of issuance. Pursuant to the terms of the debenture agreement, if the Company was unable to convert the debentures into shares of Series A preferred stock within ninety days of issuance, the debentures would become immediately due and payable in full, with interest continuing to accrue at the face rate of interest of 5% per annum. As of December 31, 2003, the Company had not received $100,000 in proceeds from Quincy, and accordingly, the Company recorded $100,000 due from stockholder in the accompanying consolidated balance sheet. The amount was subsequently received in January 2004. As of May 10, 2005, the debentures are in default and are due on demand.

         Holders of the Series A preferred stock have the right to convert the Series A preferred stock into shares of common stock of the Company at conversion rates of 158:1 for Quincy and 161:1 for MC Corp. upon any of the following: (i) eighteen months after the date of issuance of the Series A preferred stock, (ii) a change of control, as defined, or
         (iii) upon the date the Company is no longer required to file reports or financial statements with the United States Securities Exchange Commission.

         The conversion feature of the convertible debentures provides for a rate of conversion that is below market value, resulting in a beneficial conversion feature. The Company estimated the fair value of the beneficial conversion feature to be $1,000,000 at date of issuance, and recorded such conversion feature as a debt discount, which will be amortized to interest expense over the term of the debentures. The Company recorded interest expense of $22,222 during 2003 related to the amortization of the debt discount.

11.      CONVERTIBLE DEBENTURES

         On June 6, 2002, the Company completed the sale of $2,100,000 of 7% convertible debentures. The debentures are convertible into common stock at $0.25 per share for the period of 12 months commencing six months after the initial sale of the debentures, and were due in December 2003. The Company's patents, trademarks, and other intangible assets secure the debentures. For each share of common stock issued upon conversion of the debentures, one common stock purchase warrant will be issued, which will be exercisable at $0.10 per share for a period of 18 months from the date of conversion.

         The conversion feature of the convertible debentures provides for a rate of conversion that is below market value, resulting in a beneficial conversion feature. The Company estimated the fair value of the beneficial conversion feature to be $2,100,000 at date of issuance, and recorded such conversion feature as a debt discount, which will be amortized to interest expense over the term of the debentures. On December 16, 2002, the Company's Board of Directors approved a modification to the original debenture agreement to provide for the exercise of warrants prior to the conversion of the debentures. The Company estimated the fair value of the warrants at the date of the modification and reallocated $600,000 of the original debt discount of $2,100,000 to the warrants based on the relative fair values of the warrants and beneficial conversion feature as of December 16, 2002. The estimated fair value of the warrants will be amortized over

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  GOLFGEAR INTERNATIONAL, INC. AND SUBSIDIARIES
                           DECEMBER 31, 2003 AND 2002

         the remaining term of the debentures.

         In connection with the issuance of the debentures, the Company issued 420,000 shares of the Company's common stock valued at $105,000 to Wyngate as a finder's fee. In addition, the Company granted Wyngate a warrant to purchase 420,000 shares of the Company's common stock at an exercise price of $0.10 per share, which were exercisable for a period of eighteen months. The warrants were valued at $172,200 using the Black-Scholes option-pricing model. In addition, the Company issued 540,000 shares of the Company's common stock valued at $135,000 as a finder's fee to an unrelated third party. The Company also paid legal fees of $29,934 related to the financing.

         The costs incurred in connection with the financing were capitalized as deferred financing costs and are being amortized over the term of the convertible debentures. Amortization of deferred financing costs was $270,193 and $171,941 during the years ended December 31, 2003 and 2002, respectively, and is included in interest expense in the accompanying consolidated statements of operations.

         During the year ended December 31, 2003, the Company repaid $700,000 in debentures, including accrued interest. As of December 31, 2003, $1,400,000 in debentures are in default. In January and February 2004, the Company repaid an additional $200,000 in debentures, including accrued interest, which was satisfied with approximately $122,000 cash and inventories valued at $100,000. The Company continues to accrue interest on all outstanding debentures at the face rate of interest.

         Interest expense related to the convertible debentures was $1,317,754 and $1,026,089 for the years ended December 31, 2003 and 2002, respectively, of which $1,159,739 and $940,261, respectively, related to the amortization of the debt discount. Accrued interest at December 31, 2003 and 2002 was $166,259 and $85,829, respectively.

         As a requirement of the transaction, Mr. Pocklington was made Chairman of the Board. In connection with the transaction, Mr. Pocklington was given the right to merge Meditron with the Company (see Note 15).

12.      COMMITMENTS AND CONTINGENCIES

         Operating Leases

         The  Company  leases  its  facilities  and  various   equipment   under
         non-cancelable operating leases which expire at various dates through February 2006.

         In December 2003, the Company entered into a five-year lease for a facility in Rancho Mirage, California. In May 2004, the Company closed this facility. The landlord has filed a complaint against the Company and is seeking $40,040 in damages. Prior to June 2004, the Company was leasing its corporate facility in Huntington Beach, California under a non-cancelable operating lease, which was scheduled to expire in July 2005. In June 2004, the Company relocated its corporate facility to Garden Grove, California. In March 2005, the landlord of the Huntington Beach facility was awarded a judgment in the amount of approximately $25,800, and the Company was released from its obligation under this office lease.

         The Company is currently leasing a 2,000 square foot corporate facility in Garden Grove, California under a non-cancelable operating lease which expires on August 31, 2005. The lease requires monthly base rent of $1,740, plus monthly common area maintenance charges.

         Future   annual   minimum   lease   payments   required   under   these
         non-cancelable operating leases is as follows at December 31, 2003 (excluding the Huntington Beach and Rancho Mirage facility leases):

                       Year Ended December 31,
                       -----------------------
                                2004            $ 21,429
                                2005              14,712
                                2006                 132

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  GOLFGEAR INTERNATIONAL, INC. AND SUBSIDIARIES
                           DECEMBER 31, 2003 AND 2002

         Litigation

         On December 18, 2003, the Company received a resignation letter from Donald A. Anderson as a member of the Board of Directors of the Company. On December 19, 2003, Mr. Anderson also resigned as Chief Executive Officer of the Company. Prior to his resignation, on or about November 8, 2003, Mr. Anderson was suspended pending an investigation into possible violations of his employment contract with the Company and breach of fiduciary duty.

         On November 18, 2003, Mr. Anderson filed a complaint against the Company and its officers for breach of written contract, wrongful termination of employment and slander. Subsequently, the Company filed a cross complaint against Mr. Anderson for, among other things, breach of fiduciary duty and breach of written contract.

         On June 23, 2004, the Company, its officers and Mr. Anderson entered into a Settlement Agreement (the "Settlement Agreement"), wherein, among other things, the Company withdrew its allegation that Mr. Anderson breached his fiduciary duties. Pursuant to the terms of the Settlement Agreement, the Company agreed to (i) pay Mr. Anderson $165,000 in varying installments through January 30, 2006, (ii)
         transfer the title of a 1996 Ford custom tour van (with a net book value of approximately $7,000) owned by the Company to Mr. Anderson, and remove Mr. Anderson as a guarantor from certain Company debt obligations. In return, Mr. Anderson returned to the Company 994,110 shares of the Company's common stock owned by him valued at approximately $30,000 (fair market value of the Company's stock on the settlement date). As of December 31, 2003, the Company recorded a net liability of approximately $142,000 related to the settlement of this lawsuit. Mr. Anderson also agreed to convert $60,000 in debentures, including accrued interest, held by him into shares of the Company's common stock at a conversion rate of $0.095 per share. These debentures were converted into 753,000 shares of the Company's common stock on February 23, 2005.

         The Company is currently in default for payment of amounts due to Mr. Anderson under the Settlement Agreement. On February 15, 2005, Mr. Anderson received a judgment for $76,310 due to him under the terms of the Settlement Agreement. Pursuant to the Settlement Agreement, the Company agreed to issue a new stock certificate to Mr. Anderson for a stolen stock certificate for 2,642,625 shares of the Company's common stock. As of May 10, 2005, the Company has not issued this stock certificate. Mr. Anderson will dismiss the lawsuit upon the Company's full performance of the Settlement Agreement.

         In March 2004, holders in the amount of $200,000 of the Company's convertible debentures filed suit against the Company claiming, among other things, breach of written contract and default under security agreement and possession of collateral. The plaintiffs are seeking repayment of the principal amount of the debentures, including accrued interest, which matured on January 6, 2004, and possession of the intellectual property, including patents and trademarks, which collateralized the debentures. The parties are currently attempting to reach agreement on resolving this action in its entirety.

         On May 30, 2002, the Company entered into a settlement agreement and mutual release with MC Corp. which provided for the Company to issue 549,700 shares of the Company's common stock to MC Corporation.

         From time to time the Company is involved in various types of litigation in the normal course of business, none of which is considered material at this time.

         Indemnities and Guarantees

         The Company has executed certain contractual indemnities and guarantees, under which it may be required to make payments to a guaranteed or indemnified party. The Company also has agreed to indemnify its directors, officers, employees and agents to the maximum extent permitted under the laws of the State of Nevada. In connection with a certain facility lease, the Company has indemnified its lessor for certain claims arising from the use of the facilities. The duration of the guarantees and indemnities varies, and in many cases is indefinite. These guarantees and indemnities do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. Historically, the Company has not been obligated to make any payments for these obligations and no liabilities have been recorded for these indemnities and guarantees in the accompanying consolidated balance sheets.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  GOLFGEAR INTERNATIONAL, INC. AND SUBSIDIARIES
                           DECEMBER 31, 2003 AND 2002

13.      RELATED PARTY TRANSACTIONS

         On June 6, 2002, the Company completed the sale of $2,100,000 of convertible debentures. An officer and a director of the Company participated in the convertible debenture offering in the amount of $160,000 in the aggregate (see Note 11). See Notes 10, 11 and 15 for additional related party transactions.

14.      INCOME TAXES

         For the years ended December 31, 2003 and 2002, the provision for income taxes consists of the following:


                                           2003           2002
                                          ------         ------
               Current:
               Federal                    $   --         $   --
               State                       2,400          2,400
                                          ------         ------
                                           2,400          2,400
                                          ------         ------
               Deferred:
               Federal                        --             --
               State                          --             --
                                          ------         ------
                                          $2,400         $2,400
                                          ======         ======

         The reconciliation of the effective tax rate to the federal statutory rate is as follows for the years ended December 31:



                                           2003           2002
                                         -------         ------
               Federal income tax rate   -34.00%        -34.00%
               Interest expense on
                 convertible debt          9.43%         10.30%
               Increase on valuation
                 allowance                24.22%         22.92%
               Other                       0.41%          0.86%
                                         -------         ------
                                           0.06%          0.08%
                                         =======         ======

         The tax effects of the major items recorded as deferred tax assets and liabilities at December 31, 2003 and 2002 are as follows:

                                                      2003           2002
                                                  -----------    -----------
            Net operating loss carryforwards      $ 4,385,821    $ 3,096,331
            Receivable and inventory allowances        21,297        145,736
            Accruals                                  153,762        155,112
            Other                                       4,034          7,462
                                                  -----------    -----------
                                                    4,564,914      3,404,641
            Valuation allowance                    (4,564,914)    (3,404,641)
                                                  -----------    -----------
                                                  $        --    $        --
                                                  ===========    ===========


         Deferred income taxes are provided for the tax effects of net operating loss carry-forwards and temporary differences in the reporting of income for financial statement and income tax reporting purposes, and arise principally from the use of different methods in reporting deductions for bad debts, inventory reserves and accruals.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  GOLFGEAR INTERNATIONAL, INC. AND SUBSIDIARIES
                           DECEMBER 31, 2003 AND 2002

         As of December 31, 2003, the Company has federal and state net operating loss carry-forwards of approximately $11,124,000 and $6,794,000, respectively. The carry-forwards expire through 2018 for federal and state purposes. The deferred tax benefit has been offset by a valuation allowance due to the realization of these carry-forwards being doubtful. No deferred tax asset has been recognized in the financial statements due to this uncertainty.

15.      STOCKHOLDERS' EQUITY

         Stock Purchase Agreement

         On April 8, 2002, the Company entered into a stock purchase agreement (the "Agreement") with Wyngate whereby Wyngate agreed to purchase 15,000,000 shares of the Company's common stock at $0.075 per share for an aggregate purchase price of $1,125,000. Of the purchase price, $200,025 was paid upon execution of the Agreement and Wyngate executed a Stock Purchase Note with interest at 2.88% per annum in favor of the Company for the balance of $924,975. Pursuant to the Stock Purchase Note, the balance was due and payable October 8, 2003. The Stock Purchase Note was secured pursuant to a stock pledge agreement that initially pledged 12,333,000 shares of the common stock, which was held by the Company as security for payment of the Stock Purchase Note. As additional consideration for lending the Company $200,000 as described in Note 10, the Company amended a previously executed stock pledge agreement and agreed to the release of 9,029,518 shares of common stock held as collateral under the terms of the Stock Purchase Note.

         In conjunction with the Agreement executed by Wyngate, Wyngate and its President, Peter H. Pocklington, had the exclusive right for a period of 90 days to implement a second stage of financing in the form of the sale by the Company to accredited investors only of convertible debentures (see Note 11) in an aggregate amount ranging from a minimum of $2,000,000 to a maximum of $4,000,000, which would have been convertible into common stock at $0.25 per share for a period of 12 months commencing six months after the initial sale of the debentures. Such financing was completed and closed on June 6, 2002 (see Note 11). The Company's patents, trademarks, and other intangible assets secured the debentures.

         The Agreement also provided that Peter H. Pocklington had the right for an 18 month period to merge Meditron Medical, Inc. ("Meditron"), a Canadian corporation controlled by Mr. Pocklington, into the Company in a reverse merger transaction through the issuance of the Company's common stock, at an agreed value of $0.25 per share. The value of Meditron was to be determined by obtaining a fairness opinion from a reliable investment banking firm. Meditron is engaged in the medical manufacturing sales business.

         On July 17, 2003, Mr. Pocklington, Wyngate and Quincy (collectively, the "Parties") jointly and collectively entered into an agreement with the Company whereby the Parties satisfied the then outstanding balance of the Stock Purchase Note of $924,975, including accrued interest of $35,423, in exchange for (i) a cash payment of $225,000, (ii) the conversion of the $200,000 note payable to stockholder, including accrued interest of $14,710 to equity (see Note 10), (iii) the cancellation of Meditron's right (valued at $150,000 and recorded as a loss on settlement of stock purchase note receivable) to merge with the Company, and (iv) the assumption of $370,688 of the Company's existing notes payable and certain accounts payable obligations.

         During 2002, the Company issued 195,000 shares valued at $51,850 in connection with services provided by consultants.

         Warrants

         From time to time, the Company issues warrants in connection with its financing and consulting agreements. Information regarding the Company's warrant activity for the years ended December 31, 2003 and 2002 is as follows:

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  GOLFGEAR INTERNATIONAL, INC. AND SUBSIDIARIES
                           DECEMBER 31, 2003 AND 2002

                          Shares Underlying         Weighted Average      Weighted Average
                               Warrants              Exercise Price         Fair Value      Exercisable
                          -----------------------------------------------------------------------------
Balance, January 1, 2002      1,281,064                $   0.56                               1,281,064

Granted                       8,820,000                $   0.10            $     0.50
Canceled                       (443,564)               $   0.89
                              ---------                                                      ----------
Balance, December 31, 2002    9,657,500                $   0.14                               9,657,500

Granted                       2,800,922                $   0.05            $     0.05
Exercised                    (2,800,000)               $   0.10
Canceled                     (2,847,500)               $   0.11
                              ---------
Balance, December 31, 2003    6,810,922                $   0.13                               6,810,922
                              =========                                                       =========

         During the year ended December 31, 2002, the Company issued 8,400,000 warrants to purchase shares of the Company's common stock in connection with the $2,100,000 convertible debenture financing (see Note 11). In addition, the Company issued 420,000 warrants as finder's fees in connection with the $2,100,000 convertible debenture financing (see
         Note 11).

         During the year ended December 31, 2003, the Company issued 2,800,922 warrants in connection with the conversion of debentures due to MC Corp (see Note 10). During 2003, the Company received $280,000 in proceeds from the exercise of 2,800,000 warrants held by certain convertible debenture holders.

         The  following  table   summarizes  the   information   about  warrants
         outstanding at December 31, 2003:

                   Shares Underlying   Weighted Average Remaining
Exercise Price         Warrants            Contractual Life        Exercisable
------------------------------------------------------------------------------
     $ 0.05          2,800,922                   1                  2,800,922
     $ 0.10          3,200,000                   1                  3,200,000
     $ 0.35            390,000                   1                    390,000
     $ 0.50            250,000                   1                    250,000
     $ 1.00            150,000                   1                    150,000
     $ 1.06             20,000                   1                     20,000
                    ----------                                     ----------
                     6,810,922                                      6,810,922
                     ==========                                    ==========

         Stock Options

         In October 1997, the Board of Directors of the Company approved the GolfGear International, Inc. 1997 Stock Option Plan (the "1997 Plan"). The 1997 Plan is intended to allow designated officers and employees and certain non-employees of the Company to receive stock options to purchase the Company's common stock and to receive grants of common stock subject to certain restrictions, as more fully described in the 1997 Plan. The 1997 Plan has reserved 2,642,625 shares of the Company's common stock, subject to adjustments, to be issued under the 1997 Plan.

         The 1997 Plan provides for the granting to employees (including employees who are also directors and officers) of options intended to qualify as incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, and for the granting of non-statutory stock options to directors, employees and consultants. The Board of Directors of the Company currently administers the 1997 Plan.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  GOLFGEAR INTERNATIONAL, INC. AND SUBSIDIARIES
                           DECEMBER 31, 2003 AND 2002

         The exercise price per share of incentive stock options granted under the 1997 Plan must be at least equal to the fair market value of the common stock on the date of the grant. With respect to any participant who owns shares representing more than 10% of the voting power of all classes of the Company's outstanding capital stock, the exercise price of any incentive or non-statutory stock options must be equal to at least 110% of the fair market value of the grant date, and the maximum term of the option must not exceed five years. Upon a merger of the Company, the options outstanding under the 1997 Plan will terminate unless assumed or substituted by the successor corporation. As of December 31, 2003, 1,348,330 options have been granted and 1,294,295 options are available for grant under the 1997 Plan.

         Activity regarding the Company's stock options for the years ended December 31, 2003 and 2002 is as follows:

                                           Weighted   Weighted
                               Shares      Average    Average
                             Underlying    Exercise   Fair
                              Options       Price     Value      Exercisable
                            -----------   --------    --------   -----------
Balance, January 1, 2002      2,711,601   $   0.74                 2,711,601

Granted                      10,208,332   $   0.22    $   0.22
Canceled                       (824,936   $   0.62
Exercised                       (50,000)  $   0.01
                             ----------                          -----------
Balance, December 31, 2002   12,044,997   $   0.31                 5,532,497

Granted                          33,332   $   0.25    $   0.13
Canceled                     (6,671,667)  $   0.25
Exercised                       (50,000)  $   0.01
                            -----------                           ----------
Balance, December 31, 2003    5,356,662   $   0.39                 5,281,662
                            ===========

         The following table summarizes the information about stock options outstanding at December 31, 2003:

                                     Weighted
                     Shares          Average
        Exercise     Underlying      Remaining
        Price        Options         Contractual Life    Exercisable
        ---------    ------------    ----------------    -----------
        $    0.10       1,000,000                9.0       1,000,000
        $    0.20       2,353,333                9.0       2,353,333
        $    0.25          83,329                2.5          83,329
        $    0.31         100,000                9.0          25,000
        $    0.50       1,315,000                2.5       1,315,000
        $    0.55         325,000                2.0         325,000
        $    1.50          50,000                2.0          50,000
        $    2.50          15,000                2.0          15,000
        $    3.50          50,000                2.0          50,000
        $    4.50          25,000                2.0          25,000
        $    5.50          15,000                2.0          15,000
        $    6.50          25,000                2.0          25,000
                      -----------                        -----------
                        5,356,662                          5,281,662
                      ===========                        ===========

         The Company has consulting agreements with two non-employees. Under these consulting agreements there have been 1,100,000 options granted in 2002 with an estimated value of $119,137. The estimated fair value of the options is accounted for as deferred compensation and is being amortized over the life of the agreements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  GOLFGEAR INTERNATIONAL, INC. AND SUBSIDIARIES
                           DECEMBER 31, 2003 AND 2002

         During 2002, the Company issued options to an employee below the fair market value of the common stock on the date of grant. Accordingly, the Company recorded compensation expense of $13,750 related to the issuance of these stock options.

         The fair value of the warrants and options granted is estimated on the date of grant using the Black-Scholes option pricing model with following weighted-average assumptions for 2003 and 2002: dividend yield of 0%; volatility of 72% and 83%, respectively; risk-free interest rate of 3.66% and 3.63%, respectively, and an expected life of five years.

16.      RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

         During the year ended December 31, 2003, the Company determined that the manner in which it accounted for the beneficial conversion option on the sale of its $2,100,000 of convertible debentures in 2002 was not in accordance with Emerging Issues Task Force Issue No. 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments," which states that the debt discount resulting from recording a beneficial conversion option should be accreted from the date of issuance to the stated redemption date of the convertible instrument, regardless of when the earliest conversion date occurs. Accordingly, in connection with the restatement adjustments, the Company has appropriately reflected the amortization of the debt discount resulting from the recording of the beneficial conversion option over the term of the convertible debentures. The Company had previously recorded the amortization of the debt discount over the earliest period that the convertible debentures could be converted.

         During the year ended December 31, 2003, the Company also determined that certain transactions involving the issuance of its common stock were not recorded appropriately in 2002. During 2002, the Company acquired the operating assets of Lazereyes and issued 150,000 shares of its common stock valued at $42,000 as purchase consideration. In connection with the restatement adjustments, the Company has reflected the value of the purchase consideration at $42,000 and amortized the additional purchase consideration that was allocated to acquired intangibles. The Company had previously recorded the purchase consideration as 100,000 shares of its common stock valued at $28,000. In addition, during 2002 the Company issued 960,000 shares of its common stock valued at $240,000 and warrants valued at $172,200 as deferred financing costs in connection with the $2,100,000 convertible debenture financing. The Company had previously recorded 1,072,000 shares of its common stock valued at $268,000 and warrants valued at $218,120 as deferred financing costs. Accordingly, in connection with the restatement adjustments, the Company has reflected the appropriate number of shares issued and the associated value, and amortized the adjusted amount over the term of the convertible debentures.

         The following tables present a summary of the effects of the restatement adjustments on the Company's consolidated balance sheet at December 31, 2002, and the statements of operations and cash flows for the year ended December 31, 2002:


Consolidated statement of operations:

                              As previously
                                 reported         Adjustments     As restated
                              --------------------------------------------------
Interest expense                $ 2,402,528       $(1,188,486)   $ 1,214,042

Amortization and depreciation        48,578             3,500         52,078

Net loss                         (4,272,673)        1,184,986     (3,087,687)

Loss per common share -
  basic and diluted             $     (0.14)      $      0.04    $     (0.10)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  GOLFGEAR INTERNATIONAL, INC. AND SUBSIDIARIES
                           DECEMBER 31, 2003 AND 2002

Consolidated balance sheet:

                                              As previously reported      Adjustments            As restated
                                              ---------------------------------------------------------------
Intangible assets, net                           $    100,515           $     10,500           $    111,015

Deferred financing costs, net                         315,366                (45,173)               270,193

Total assets                                        2,094,346                (34,673)             2,059,673

Convertible debentures                              2,100,000             (1,159,739)               940,261

Total current liabilities                           3,703,330             (1,159,739)             2,543,591

Common stock                                           34,856                    (62)                34,794

Additional paid in capital                         12,808,763                (59,858)            12,748,905

Accumulated deficit                               (13,407,030)             1,184,986            (12,222,044)

Total stockholders' equity                         (1,608,984)             1,125,066               (483,918)

Total liabilities and stockholders' equity          2,094,346                (34,673)             2,059,673


Consolidated statement of cash flows:

                                              As previously
                                                reported       Adjustments    As restated
                                              -------------    -----------    -----------
Net cash used in operating activities         $  (2,352,375)   $    29,934    $(2,322,441)

Net cash provided by financing activities         2,381,239        (29,934)     2,351,305

17.      SUBSEQUENT EVENTS

         From January 2004 through March 2005, a director and stockholder has advanced $237,300 to the Company to be used for working capital. The Company has received these funds and recorded them as loans from stockholder of $185,600 during 2004 and $51,700 during 2005.

         During the third quarter of 2004 the Company suspended normal operations, including expanding brands and product offerings, new marketing programs, and direct marketing to customers, due to a lack of operating working capital resources. To the extent that the Company is unable to secure financing in 2005, the Company's liquidity and ability to continue to conduct operations will be impaired.

         On January 14, 2005, the Company secured a commitment for a $10,000,000 private placement offering whereby a third party investor (the "Investor") will purchase up to $10,000,000 of the Company's common stock over a twenty-four month period to provide the Company with operating capital. Funding is subject to, among other things, the Company filing a registration statement with the U.S. Securities and Exchange Commission with respect to the resale of common stock sold in the private placement offering. The Company is currently working towards satisfying all conditions precedent to closing the funding, but there can be no assurance that the Company will be successful in satisfying these terms. In connection with the funding commitment, the Company paid a structuring fee of $10,000 and issued 2,000,000 shares of the Company's common stock to the Investor as a commitment fee.

         On February 23, 2005 a debenture for $60,000, including accrued interest, was converted to 753,000 shares of the Company's common stock (see Note 11).

Item 8: Changes IN and Disagreements with Accountants on Accounting and Financial Disclosure

         There have been no disagreements with the Company's independent registered public accounting firm on accounting or financial disclosure.

         On October 21, 2003 the Company received notice from its then current auditors, Good, Swartz, Brown and Berns, LLP ("GSBB"), that they will no longer provide audit services to SEC reporting companies. Effective November 8, 2003 the Board of Directors approved the engagement of Corbin & Company, ("C&C) as its independent registered public accounting firm for the fiscal year ended December 31, 2003. The Company did not consult with C&C prior to their retention. During the past two years, GSBB's audit opinion on the Registrant's financial statements did not contain an adverse opinion or a disclaimer of opinion, nor was it modified as to audit scope or accounting principles. GSBB's report was modified to include an explanatory paragraph where they expressed substantial doubt about the Registrant's ability to continue as a going concern. There were no disagreements with GSBB during the past two most recent fiscal years and through the date of their dismissal on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure. Additionally, there were no other reportable matters as defined in
Item 304(a)(1)(iv)(B) of Registration S-B, during that period of time.

ITEM 8A: Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of February 28, 2005. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2003, our disclosure controls and procedures are effective. There have been no significant changes in our internal controls over financial reporting during the quarter ended December 31, 2003 that have materially affected or are reasonably likely to materially affect such controls.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can e no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

Item 8B:   Other Information

None

PART III

Item 9:    Directors and Executive Officers of the Registrant

         The following table and text sets forth the names and ages of all directors and executive officers of the Company as of March 14, 2005:

          Name             Age            Position
----------------------   ------    ---------------------------------------
Peter H. Pocklington       60      Chairman of the Board

Daniel Wright              48      President, Chief Operating Officer and
                                    Chief Financial Officer

Naoya Kinoshita            40      Director

Donald Berry               47      Director

Michael J Gobuty           60      Director

Peter H. Pocklington, Chairman of the Board

         Mr. Pocklington, a Canadian citizen, began his business career as the owner of a successful Ford dealership in Ontario, Canada. By 1975 Mr. Pocklington became the largest Ford dealer in Canada with business interests generating over $100 million in annual sales. Throughout the 1970's and 1980's Mr. Pocklington invested in real estate and, by 1985, had accumulated substantial real estate assets. In addition from 1977 to 1998, he owned and operated one of the most successful sports franchises in history, the Edmonton Oilers Hockey Team that won five (5) Stanley Cups. In 1983 Mr. Pocklington ran unsuccessfully for national political office in Canada. Over the past few years he has made investments and actively participates in the management of GolfGear International, Inc. and Meditron Medical, Inc. (a Canadian Corporation). Mr. Pocklington is very active in charity work.

Daniel Wright, President, Chief Operating Officer, and Chief Financial Officer

         Mr. Wright has been with the Company since May 2001 serving as its Chief Financial Officer and a director. Mr. Wright has over eleven (11) years in senior management positions within the golf industry. He began his career in the golf industry with Tru-Form Golf as their controller. Tru-Form Golf manufactured clubs and accessories originally severing as the house brand name for the Nevada Bob retail chain. After more then four (4) years with Tru-Form Golf, Mr. Wright joined Grip Technology, Inc., a publicly traded company, ("GTI") as its controller and CFO. GTI manufactured golf grips for both OEMs and retail outlets. GTI filed for bankruptcy in 1999. In addition to Mr. Wright's golf industry experience he has worked in the medical and direct market industries and has several years experience with local accounting firms. Mr. Wright has his bachelors in accounting and finance.

Naoya Kinoshita

         Mr. Kinoshita is President of MC Corporation, which he founded in 1990 and is involved in real estate development and management. In 1995, Mr. Kinoshita began development, construction and sales of generational housing; i.e., housing for two generations of family (parents and offspring under one roof), as well as imported housing sales from outside Japan. During the same year he started an Internet service provider business. In 1996, Mr. Kinoshita combined his experience in real estate development and the Internet to construct and sell the first Internet line pre-installed condominium in Japan. More recently, he commenced the design, construction, and sales of 2x4 housing which utilized fewer chemicals, and more natural materials to promote healthy living for the resident. Mr. Kinoshita has extensive expertise in real estate development, information processing, sales, management, and distribution. Mr. Kinoshita has served as a Director since December 2003.

Donald Berry, Director

         Mr. Berry is regarded as one of Canada's premier health care sales and marketing executives. In 1997 as the Vice President of Western Canada for Ingram and Bell Medical, where he drove the company from number three in market share to number one in market position. While at Ingram and Bell the Western Division contributed more then 50% of the company's annual gross profit despite the fact that Western Canada is less then 30% of the Canadian population. In 2002 Mr. Berry formed a partnership with Medical Mart Supplies West. As Executive Vice President and General Manager the Company has grown from negligible sales to over $7 million in a three year period.

Michael J. Gobuty, Director

         Mr. Gobuty started with Victoria Leather Garment MFG. Co. Ltd. in 1958. From an entry level position in the receiving department, he worked progressively through every job description in the organization to a position of complete control of the company. One of the largest companies of its kind in Canada, Victoria Leather manufactured and sold full lines of leather outerwear and sportswear. Currently Mr. Gobuty is in dual control of Gobuty's & Son's, where he is responsible for the production and sourcing of manufacturing in main land China.

Item 10:   Executive Compensation

         The following table sets forth the cash compensation paid by the Company to its Chief Executive Officer, who is the only officer who was paid aggregate compensation exceeding $100,000 for the past three years.

                                                        SUMMARY COMPENSATION TABLE
---------------------------------------------------------------------------------------------------------------------------------
                                             Annual compensation                              Long-term compensation
                                  ---------------------------------------    ----------------------------------------------------
                                                                                      Awards              Payouts
                                                                             ------------------------    ---------
                                                                                           Securities
                                                                             Restricted    Underlying
                                                             Other annual       Stock        options/       LTIP        All other
       Name and                     Salary         Bonus     compensation      Award(s)        SARs        Payouts    compensation
  Principal Position     Year         ($)           ($)           ($)             ($)           (#)           ($)          ($)
--------------------   -------   -----------   ---------    -------------   -----------   -----------    ---------   ------------
Donald A. Anderson       2003        88,468          0         5,933 (2)           0              0            0             0
                         2002       107,619          0        17,155 (1)           0      5,000,000            0             0
                         2001       119,790          0        17,155 (1)           0              0            0             0

John Pierandozzi (3)     2003        51,231          0             0               0              0            0             0
                         2002             0          0             0               0              0            0             0
                         2001             0          0             0               0              0            0             0
--------------------   -------   -----------   ---------    -------------   -----------   -----------    ---------   ------------

(1) Includes $5,972 for medical insurance premiums and $2,183 for life insurance premiums paid on behalf of Mr. Anderson. Also includes auto allowance of $9,000.

(2) Includes $2,183 for life insurance premiums paid on behalf of Mr. Anderson. Also includes auto allowance of $3,750.

(3) Mr. Pierandozzi, President, assumed Mr. Anderson's responsibilities on December 19, 2003, the date of Mr. Anderson's resignation as Chief Executive Officer. Mr. Pierandozzi resigned on October 14, 2004.

The following table sets forth certain information with respect to options held by the named officers at December 31, 2003.


                 Aggregated Options/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values

                                                   -------------------------------     -----------------------------
                                                   Number of securities underlying      Value of unexercised in-the-
                                                   unexercised options/SARs at FY      money options/SARs at FY-end
                                                               end(#)                                 ($)
                                                   -------------------------------      ----------------------------

                         Shares
                      acquired on  Value realized
      Name            exercise(#)        ($)        Exercisable     Unexercisable        Exercisable  Unexercisable
-------------------   -----------  --------------  --------------  ---------------      ------------  --------------
Donald A. Anderson             0               0      1,733,333 (1)             0                 0               0
John Pierandozzi               0               0              0                 0                 0               0


(1) Effective with Mr. Anderson's resignation on December 19, 2003, 3,666,667 options were cancelled.

Item 11:   Security Ownership of Certain Beneficial Owners and Management

         The following table shows the beneficial ownership of our shares of common stock as of March 22, 2004 by (i) each person who is known by us to be the beneficial owner of more than five percent (5%) of our common stock, (ii) each of our directors and executive officers and (iii) all directors and executive officers as a group. Except as otherwise indicated, the beneficial owners listed in the table have sole voting and investment powers of their shares.

                                                     Number of      Percentage
                  Name and Address                    Shares          Owned
                  ------------------------------    ----------      ----------
                  Mr. Peter H. Pocklington          15,000,000 (1)      45% (2)
                  Quincy Investment Corp
                  47-111 Vintage Dr. East #309
                  Indian Wells, CA 92210

                  Mr. Naoya Kinoshita                5,800,922 (1)      44% (2)
                  MC Corporation
                  Terasiosu Bldg,
                  6-7-2 Minami Aoama Minato-Ku
                  Tokyo, Japan 107-0062

(1) The indicated shares represent the number of outstanding securities owned by the beneficial owner, and does not include the number of securities which would be held upon conversion of debt or equity instruments.

(2) The indicated percentage includes outstanding securities owned and any securities that each beneficial owner has the right to acquire upon conversion of debt or equity securities.

Item 12: Certain Relationships and Related Transactions

         On December 30, 2003, GolfGear International, Inc. (the "Company") completed the sale of $1,000,000 of Convertible Debentures. The Debentures are automatically converted into Preferred Stock at $1.00 per share within ninety days of the date of issuance. Holders of the Preferred stock shall have the right to convert the Preferred stock into shares of Common Stock of the Company at conversion rates of 158 to 1, and 161 to 1. The Preferred stock are convertible upon any of the following: eighteen months after the issuance of the Preferred Stock, a Change in Control or upon the date the Company is no longer required to file reports or financial statements with the United States Securities Exchange Commission. If the Company is not able to convert this Debenture into shares of Preferred within ninety days from the date of issuance the Debentures shall become immediately due and payable in full, with interest accruing on the face amount at a rate of 5% per annum. Currently the Debentures are in default, but the holders have made no demands at this time.

         On October 07, 2003 (the "Company") completed the sale of $250,000 of convertible debentures to related parties. The debentures are convertible into common stock at $0.09 per share for a period of 3 months for each share of common stock issued upon conversion of the debentures, 1 common stock purchase warrant will be issued, which will be exercisable for a period of 12 months at $0.045 per share. This debenture has been converted into 2,800,922 shares of common stock in December 2003.

Item 13: Exhibits

(a)      Exhibits

     3.1     Articles of Incorporation (1)
     3.2     Certificate of Amendment of Articles of Incorporation (1)
     3.3     Certificate of Amendment of Articles of Incorporation (1)
     3.4     Articles of Merger (1)
     3.5     Bylaws (1)
     4.3     Binding Subscription Agreement for Purchase of Equity Securities
                (MC Corporation) (1)
     4.4     Certificate of Determination (1)
     10.1    Distribution Agreement (MC Corporation) (1)
     10.10   GolfGear International, Inc. 1997 Stock Incentive Plan (1) (C)
     10.13   Property Lease Agreement (2)
     10.14   Amended and Restated Agreement for Sale and Purchase of Assets
                between Bel-Air Golf Company and GolfGear International, Inc.(2)
     10.15   Agreement for Sale and Purchase of Assets - Leading Edge (3)
     10.16   Personal Services Agreement - Peter Alliss (3)
     10.17   Exclusive Distribution Agreement (4)
     10.18   Subscription Agreement dated March 7, 2002(6)
     10.19   Stock Purchase Agreement dated April 8, 2002(6)
     10.20   Promissory Note dated April 8, 2002(6)
     10.21   Stock Pledge Agreement dated April 8, 2002(6)
     10.22   Employment Agreement (Michael A. Piraino) (4)
     10.23   Employment Agreement (Donald A. Anderson) (4)
     10.24   Loan Agreement (Peter H. Pocklington) (4)
     10.25   Employment Agreement (Chris Holiday) (4)
     10.26   Attorney Fee Agreement (Fulbright & Jaworski LLP) (4)
     10.27   Non-Exclusive License Agreement (Nike, Inc.) (5)
     21      Subsidiaries of the Registrant (1)
     31      Certification Pursuant to 18 U.S.C. Section 1350,
                As Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act
                of 2002 (7)
     32      Certification Pursuant to 18 U.S.C. Section 1350,
                As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (7)
     99.1    Patents (1)
     99.2    Trademarks (1)
     99.3    Certifications Pursuant to Sarbanes-Oxley Act of 2002 (4)

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

     (4) Previously filed as an Exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002, and incorporated herein by reference

     (5) Previously filed as an Exhibit to the Company's Annual Report on Form 10-QSB for the quarter ended March 31, 2003, and incorporated herein by reference.

     (6)  Previously filed as Exhibits to the Company's Report on Form 8-K.

     (7)  Filed herewith

Item 14:   Principal Accountant Fees and Services

         On October 21, 2003 the Company received notice from its current auditors, Good, Swartz, Brown and Berns, LLP ("GSBB"), that they will no longer provide audit services to SEC reporting companies, and are therefore resigning as the Company's independent auditors.

         Effective November 8, 2003 the Board of Directors approved the engagement of Corbin & Company, LLP ("C&C") as its independent auditors for the fiscal year ending December 31, 2003. The Company did not consult with C&C prior to their retention.

         During the past two years, GSBB's audit opinion on the Registrant's financial statements did not contain an adverse opinion or a disclaimer of opinion, nor was it modified as to audit scope or accounting principles. GSBB's report was modified to include an explanatory paragraph where they expressed substantial doubt about the Registrant's ability to continue as a going concern.

         There were no disagreements with GSBB during the past two most recent fiscal years and through the date of their dismissal on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

Audit and Non-Audit Fees

         Aggregate fees for professional services rendered to the Company by Corbin & Company LLP and its predecessor firm GSBB for the years ended December 31, 2003 and 2002 were as follows:

                    Services Provided          2003             2002
                    -----------------        -------          -------
                    Audit Fees               $43,000          $33,800
                    Audit Related Fees       $    --          $    --
                    Tax Fees                 $    --          $    --
                    All Other Fees           $50,605          $15,110
                                             -------          -------
                    Total                    $93,605          $48,910
                                             =======          =======

Audit Fees

         The aggregate fees billed for the years ended December 31, 2003 and 2002 were for the audits of our financial statements and reviews of our interim financial statements included in our annual and quarterly reports.

Audit Related Fees

         There were no fees billed for the years ended December 31, 2003 and 2002 for the audit or review of our financial statement that are not reported under Audit Fees.

Tax Fees

         There were no fees billed for the years ended December 31, 2003 and 2002 for professional services related to tax compliance, tax advice and tax planning.

All Other Fees

         The aggregate fees billed for the years ended December 31, 2003 and 2002 were for services other than the services described above. These services include attendance and preparation for shareholder and audit committee meetings, consultation on accounting, on internal control matters and review of and consultation on our registration statements and issuance of related consents (Forms S-3 and S-8).

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          GOLFGEAR INTERNATIONAL, INC.
                          ----------------------------
                                  (Registrant)

Date:  May 20, 2005      /s/ Daniel C. Wright
                         -------------------------
                         Daniel C. Wright
                         President, Chief Operating Officer
                         and Chief Financial Officer

         In accordance with the Exchange Act, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report.

Date:  May 20, 2005       /s/ Peter H. Pocklington
                          ------------------------
                          Peter H. Pocklington
                          Chairman of the Board

                                  EXHIBIT INDEX

Exhibit 31 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a).

Exhibit 32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350,as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.