Form 10QSB
period 2004-03-31
GOLFGEAR INTERNATIONAL INC
filed 2005-07-18
CIK 1053210

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                                   -----------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For quarterly period ended: March 31, 2004

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

             For the transition period from __________ to __________

                        Commission file number: 000-28007
                                                ---------

                          GOLFGEAR INTERNATIONAL, INC.
                          ----------------------------
                 (Name of small business issuer in its charter)

                      NEVADA                                    43-1627555
---------------------------------------------             --------------------
(State or other jurisdiction of incorporation              (I.R.S. Employer
                or organization)                          Identification  No.)

   11562 KNOTT AVENUE. SUITE 9, GARDEN GROVE                    90067-2320
   -----------------------------------------                    ----------
   (Address of principal executive offices)                     (Zip Code)

Issuer's telephone number including area code:  (714) 892-8889

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                         COMMON STOCK, $0.001 PAR VALUE
                         ------------------------------
                                (Title of Class)

         Check whether the Issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]
No [ ]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the
distribution of securities under a plan confirmed by a court. Yes:    ; No:
                                                                  ----     ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of July 8, 2005: 42,203,966

-----------------------------------------

Transitional Small Business Disclosure Format (Check One):  Yes:    ; No:  X
                                                                ----     ----

--------------------------------------------------------------------------------

                                TABLE OF CONTENTS

Part I - Financial Information                                              Page

     Item 1.    Financial Statements...........................................

                Condensed Consolidated Balance Sheet as of March 31, 2004....F-1

                Condensed Consolidated Statements of Operations for the
                three months ended March 31, 2004 and 2003...................F-2

                Condensed Consolidated Statements of Cash Flows for the

                three months ended March 31, 2004 and 2003...................F-3

                Notes to Condensed Consolidated Financial Statements.........F-4

     Item 2.    Management's Discussion and Analysis of

                Financial Condition and Results of Operations..................1

     Item 3.    Controls and Procedures........................................6

Part II - Other Information

     Item 1.    Legal Proceedings..............................................7

     Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds ...7

     Item 3.    Defaults Upon Senior Securities................................7

     Item 4.    Submission of Matters to a Vote of Securities Holders..........7

     Item 5.    Other Information..............................................7

     Item 6.    Exhibits ......................................................7

--------------------------------------------------------------------------------

                  GOLFGEAR INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2004
                                   (UNAUDITED)

Part I - Financial Information

Item 1.  Financial Statements

                                 ASSETS
Current assets:
     Cash                                                      $      3,316
     Accounts receivable, net of allowance
         for doubtful accounts of $37,869                                --
     Inventories                                                     74,151
     Prepaid expenses                                                51,166
                                                               ------------
Total current assets                                                128,633

Property and equipment, net                                          29,180
Other assets:
     Intangible assets, net                                          69,185
     Deposits                                                         7,770
                                                               ------------
Total assets                                                   $    234,768
                                                               ============

          LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
     Accounts payable and accrued expenses                     $  1,025,388
     Accrued product warranties                                      91,416
     Accrued interest payable                                       184,409
     Bank lines of credit                                            64,688
     Notes payable                                                   33,177
     Convertible debentures due to related parties                1,000,000
     Convertible debentures                                       1,200,000
                                                               ------------
Total current liabilities                                         3,599,078
                                                               ------------
Commitments and contingencies

Stockholders' deficit:
     Preferred stock, $.001 par value; 10,000,000
         shares authorized; none issued and outstanding                  --
     Common stock, $.001 par value; 50,000,000 shares
         authorized; 40,445,076 issued and outstanding               40,445
     Additional paid-in capital                                  14,275,837
     Deferred compensation                                          (55,784)
     Accumulated deficit                                        (17,624,808)
                                                               ------------
Total stockholders' deficit                                      (3,364,310)
                                                               ------------
Total liabilities and stockholders' deficit                    $    234,768
                                                               ============

         See notes to condensed consolidated financial statements.

--------------------------------------------------------------------------------
Page F-1

                  GOLFGEAR INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2004 and 2003
                                   (UNAUDITED)

                                                      2004            2003
                                                 ------------    ------------
Net sales                                        $    371,557    $    545,245
Cost of goods sold                                    176,854         328,338
                                                 ------------    ------------
     Gross profit                                     194,703         216,907

Operating expenses:
     Selling and marketing                             87,168         189,951
     Tour and pro contracts                            20,388          21,234
     General and administrative                       298,447         400,041
     Depreciation and amortization                      7,562          21,257
        Total operating expenses                      413,565         632,483
                                                 ------------    ------------
Loss from operations                                 (218,862)       (415,576)

Other income (expense):
     Interest income                                       --           6,809
     Interest expense                              (1,018,764)       (776,930)
     Other, net                                        (5,139)         40,181
                                                 ------------    ------------
        Total expense, net                         (1,023,903)       (729,940)
                                                 ------------    ------------
Loss before provison for income taxes              (1,242,765)     (1,145,516)

Provision for income taxes                              2,400           2,400
                                                 ------------    ------------
Net loss                                         $ (1,245,165)   $ (1,147,916)
                                                 ============    ============

Loss per common share - basic and diluted        $      (0.03)   $      (0.03)
                                                 ============    ============
Weighted average number of common shares
     outstanding - basic and diluted               40,445,076      36,020,321
                                                 ============    ============

            See notes to condensed consolidated financial statements

--------------------------------------------------------------------------------
Page F-2

                 GOLFGEAR INTERNATIONAL, INC., AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (UNAUDITED)

                                                                    2004           2003
                                                                -----------    -----------
Cash flows from operating activities:
     Net loss                                                   $(1,245,165)   $(1,147,916)
     Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
         Amortization of deferred compensation                       11,157          8,367
         Depreciation and amortization                                7,562         21,257
         Accrued interest on stock purchase note receivable              --         (6,805)
         Amortization of debt discount                              977,778        643,565
         Amortization of deferred financing costs                        --         86,009
         Provision for bad debts                                         --         17,758
         Loss on disposal of assets                                   5,963             --
         Gain on settlement of accounts payable                          --        (22,626)
     Changes in operating assets and liabilities:
     (Increase) decrease in:
         Accounts receivable                                        131,395        (29,382)
         Inventories                                                 (4,772)         9,688
         Prepaid expenses                                            23,829          1,669
         Deferred advertising costs                                      --           (600)
     Increase (decrease) in:
         Accounts payable and accrued expenses                      124,515        (40,673)
         Accrued product warranties                                    (267)           147
         Accrued interest payable                                    12,070         37,594
         Deferred licensing revenue                                 (50,303)       (12,031)
                                                                -----------    -----------
     Net cash used in operating activities                           (6,238)      (433,979)
                                                                -----------    -----------
Cash flows used in investing activities:
     Purchases of property and equipment                             (6,250)        (6,251)
                                                                -----------    -----------
Cash flows from financing activities:
     (Repayments) borrowings under bank lines of credit, net        (44,535)        93,627
     Proceeds from issuance of common stock                              --        280,000
     Repayment of convertible debt                                 (100,000)            --
     Collection of amount due from stockholder
         for convertible debenture financing                        100,000             --
     Proceeds from exercise of stock options                             --            250
                                                                -----------    -----------
         Net cash (used in) provided by financing activities        (44,535)       373,877
                                                                -----------    -----------
Net decrease in cash                                                (57,023)       (66,353)

Cash, beginning of period                                            60,339        117,018
                                                                -----------    -----------
Cash, end of period                                             $     3,316    $    50,665
                                                                -----------    -----------
Supplemental disclosures of cash flow information:
Cash paid for interest                                          $    25,778    $     6,761
                                                                ===========    ===========
Cash paid for income taxes                                      $        --    $        --
                                                                ===========    ===========
Supplemental disclosure of non-cash activities:
Settlement of convetible debenture with transfer of inventory   $   100,000    $        --
                                                                ===========    ===========

           See notes to condensed consolidated financials statements.

--------------------------------------------------------------------------------
Page F-3

                     GOLFGEAR INTERNATIONAL AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             MARCH 31, 2004 AND 2003

1.  BASIS OF PRESENTATION

         Management of GolfGear International, Inc. (the "Company) has prepared, without audit, the accompanying condensed consolidated financial statements for the three months ended March 31, 2004 and 2003. The information furnished has been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial reporting. Accordingly, certain disclosures normally included in a complete set of financial statements prepared in accordance with GAAP have been condensed or omitted. In the opinion of management, all adjustments considered necessary for the fair presentation of the Company's financial position, results of operations and cash flows have been included and are only of a normal recurring nature. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results of operations for the year ended December 31, 2004. The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Form 10-KSB for the year ended December 31, 2003.

2.  LIQUIDITY AND MANAGEMENT'S PLANS

         During the third quarter of 2004, the Company suspended normal operations, including expanding brands and product offerings, new marketing programs, and direct marketing to customers, due to a lack of operating working capital resources. To the extent that the Company is unable to secure financing in 2005, the Company's liquidity and ability to continue to conduct operations will be impaired. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Since inception, the Company has incurred recurring losses and requires additional capital to finance continuing operations. The Company incurred a loss of $1,245,165 for the three months ended March 31, 2004. As of March 31, 2004, the Company had a working capital deficit of $3,470,445 and a stockholders' deficit of $3,364,310. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that may result should the Company be unable to continue as a going concern.

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

         As discussed in Note 10 the Company has secured a commitment for a $10,000,000 private placement offering whereby a third party investor will purchase up to $10,000,000 of the Company's common stock over a twenty-four month period to provide the Company with operating capital. Funding is subject to, among other things, the Company filing a registration statement with the United States Securities and Exchange Commission with respect to the resale of common stock sold in the private placement offering. The Company is currently working towards satisfying all conditions precedent to closing the funding, but there can be no assurance that the Company will be successful in satisfying these terms.

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The summary of significant accounting policies presented below is designed to assist in understanding the Company's condensed consolidated financial statements. Such condensed consolidated financial statements and accompanying notes are the representations of the Company's management, who is responsible for their integrity and objectivity. These accounting policies conform to GAAP in all material respects, and have been consistently applied in preparing the accompanying condensed consolidated financial statements.

--------------------------------------------------------------------------------
Page F-4

                     GOLFGEAR INTERNATIONAL AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             MARCH 31, 2004 AND 2003

Principles of Consolidation

         The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, GGI, Inc., GearFit Golf Company, Pacific Golf Holdings, Inc. Bel Air Players Group, Inc. and Leading Edge Acquisition, Inc. All significant intercompany transactions and balances have been eliminated in consolidation. Use of Estimates

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management are, among others, the realizability of accounts receivable and inventories, recoverability of long-lived assets, and valuation of deferred tax assets. Actual results could differ from those estimates.

Inventories

         Inventories are stated at the lower of cost (first-in, first-out) or estimated market, and consist of raw materials of $30,747 and finished goods of $43,404. Market is determined by comparison with recent sales or estimated net realizable value.

         Net realizable value is based on management's forecasts for sales of the Company's products and services in the ensuing years and/or consideration and analysis of changes in the customer base, product mix, or other issues that may impact the estimated net realizable value. Should the demand for the Company's products and/or services prove to be significantly less than anticipated, the ultimate realizable value of the Company's inventories could be substantially less than reflected in the accompanying condensed consolidated balance sheet.

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

Long-Lived Assets

         In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company evaluates the carrying value of long-lived assets for impairment whenever events or change in circumstances indicate that such carrying values may not be recoverable. Under SFAS No. 144, the Company estimates the future undiscounted cash flows derived from an asset to assess whether or not a potential impairment exists when events or circumstances indicate the carrying value of a long-lived asset may differ. An impairment loss is recognized when the undiscounted future cash flows are less than its carrying amount. The Company uses its best judgment based on the most current facts and circumstances surrounding its business when applying these impairment rules to determine the timing of the impairment test, the undiscounted cash flows used to assess impairments and the fair value of a potentially impaired asset. Changes in assumptions used could have a significant impact on the Company's assessment of recoverability. At March 31, 2004, the Company determined that no impairment loss was necessary. There can be no assurance, however, that demand for the Company's products will continue, which could result in impairment of long-lived assets in the future.

Deferred Financing Costs

         Deferred financing costs represent costs incurred in connection with the issuance of the convertible debentures. Deferred financing costs are amortized over the life of the convertible debentures on the straight-line basis, which approximates the effective interest method.

--------------------------------------------------------------------------------
Page F-5

                     GOLFGEAR INTERNATIONAL AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             MARCH 31, 2004 AND 2003

Beneficial Conversion Feature

         The convertible feature of certain convertible notes provides for a rate of conversion that is below market value. Such feature is normally characterized as a "beneficial conversion feature" ("BCF"). Pursuant to Emerging Issues Task Force ("EITF") Issue No. 98-5, "Accounting For Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratio" and EITF Issue No. 00-27, "Application of EITF Issue No. 98-5 To Certain Convertible Instruments," the relative fair values of the BCF's have been recorded as a discount to the face amount of the respective debt instrument. The Company amortizes the discount using the straight-line method, which approximates the effective interest method, through maturity of such instruments. The Company will record the corresponding unamortized debt discount related to the BCF and the warrants as interest expense when the related instrument is converted into the Company's common stock.

Fair Value of Financial Instruments

         The  Company's   financial   instruments   consist  of  cash,  accounts
receivable, payables, accrued expenses, notes payable and convertible debentures. The carrying value for all such instruments, except the convertible debentures, considering the terms, approximates fair value at March 31, 2004. The fair value of convertible debentures is not determinable as equivalent instruments could not be located.

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

         Licensing revenue is recognized when earned per the terms of royalty agreements. Occasionally, licensees pay royalties in advance, which are recorded as deferred licensing revenue in the accompanying consolidated balance sheet until such time they are earned.

Product Warranties

         The Company generally provides a lifetime warranty against defects. The Company maintains a reserve for its product warranty liability based on estimates calculated using historical warranty experience. While warranty costs have historically been within the Company's expectations, there can be no assurance that the Company will continue to experience the same warranty return rates or repair costs as in prior years. A significant increase in product return rates, or a significant increase in the costs to repair product, could have a material adverse impact on the Company's operating results. Warranty activity was not significant during the periods presented.

 Advertising

         Advertising costs for the three months ended March 31, 2004 and 2003 were $12,252 and $50,866, respectively, which is included in selling and marketing expenses in the accompanying condensed consolidated statements of operations.

Basic and Diluted Loss Per Share

         Basic earnings (loss) per common share are computed based on the weighted average number of shares outstanding for the period. Diluted earnings
(loss) per share is computed by dividing net income (loss) by the weighted average shares outstanding assuming all dilutive potential common shares are issued. Basic and diluted loss per share is the same as the effect of stock options and warrants on loss per share are anti-dilutive and thus not included in the diluted loss per share calculation. However, the impact under the treasury stock method of dilutive stock options and warrants would have been zero and 2,344,047 incremental shares for three months ended March 31, 2004 and 2003, respectively.

Reclassifications

         Certain prior period amounts have been reclassified to conform to the current period presentation.

--------------------------------------------------------------------------------
Page F-6

                     GOLFGEAR INTERNATIONAL AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             MARCH 31, 2004 AND 2003

Segment and Geographic Information

         The Company operates in one business segment. The Company sells to customers in the United States and the Far East. During the three months ended March 31, 2004 and 2003 the Company had no international sales.

Stock-Based Compensation

         The Company  periodically  issues common stock options and common stock
purchase  warrants  to  employees  and  non-employees  in  non-capital   raising
transactions for services rendered and to be rendered, and as financing costs.

         Stock-based awards to non-employees are accounted for using the fair value method in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," and EITF Issue No. 96-18, "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services." All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the third-party performance is complete or the date on which it is probable that performance will occur.

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

                                                    For the Three Months
                                                        Ended March 31,
                                                 ---------------------------
                                                      2004           2003
                                                 ------------    -----------
Net loss as reported                             $ (1,245,165)   $(1,147,916)

Deduct:  Total stock-based  employee
compensation under fair value based method
for all awards, net of related tax effects                 --        (37,417)
                                                 ------------    -----------
Pro forma net loss                               $ (1,245,165)   $(1,185,333)
                                                 ============    ===========
Basic and diluted loss per share - as reported   $      (0.03)   $     (0.03)
                                                 ============    ===========
Basic and diluted loss per share - pro forma     $      (0.03)   $     (0.03)
                                                 ============    ===========

Recently Issued Accounting Pronouncements

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

--------------------------------------------------------------------------------
Page F-7

                     GOLFGEAR INTERNATIONAL AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             MARCH 31, 2004 AND 2003

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

         In  December  2004,  the  FASB  issued  SFAS  No.  153,  "Exchanges  of
Non-monetary  Assets - an  amendment  of APB  Opinion  No.  29,  Accounting  for
Non-monetary Transactions." This statement amends APB Opinion No. 29 to eliminate the exceptions for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions for SFAS No. 153 are effective for non-monetary asset exchanges incurred during fiscal years beginning after June 15, 2005. The Company is currently evaluating the effect, if any, of adopting SFAS No. 153.

4.  BANK LINES OF CREDIT

         The Company had a $250,000 bank line collateralized by eligible accounts receivable. The line of credit originally matured on December 9, 2003 and was extended to June 2004. Outstanding borrowings bore interest at 28% annually. Interest was payable monthly. There were no outstanding borrowings under this line at March 31, 2004. This credit line was closed and paid in full in June 2004. The Company also had an unsecured $70,000 line of credit with another bank. Interest was payable monthly at a variable rate (10% at March 31, 2004). Outstanding borrowings at March 31, 2004 were $64,688. This line of credit was closed and paid in full in September 2004. Interest expense related to the bank lines of credit was $6,403 and $9,403 for the three months ended March 31, 2004 and 2003, respectively.

5.  CONVERTIBLE DEBENTURES DUE TO RELATED PARTIES

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

         On December 30, 2003, the Company completed the sale of $1,000,000 of 5% convertible debentures to Quincy and MC Corp. The debentures were automatically convertible into 525,000 shares of Series A preferred stock of the Company within ninety days of the date of issuance. Pursuant to the terms of the debenture agreement, if the Company was unable to convert the debentures into shares of Series A preferred stock within ninety days of issuance, the debentures would become immediately due and payable in full, with interest continuing to accrue at the face rate of interest of 5% per annum. As of December 31, 2003, the Company had not received $100,000 in proceeds from Quincy, and accordingly, the Company recorded $100,000 due from stockholder in the accompanying consolidated balance sheet. The amount was subsequently received in January 2004. The debentures are currently in default and are due on demand.

--------------------------------------------------------------------------------
Page F-8

                     GOLFGEAR INTERNATIONAL AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             MARCH 31, 2004 AND 2003

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

         The conversion feature of the convertible debentures provides for a rate of conversion that is below market value, resulting in a beneficial conversion feature. The Company estimated the fair value of the beneficial conversion feature to be $1,000,000 at date of issuance, and recorded such conversion feature as a debt discount. The Company recorded interest expense of $977,778 during the three months ended March 31, 2004 related to the amortization of the debt discount.

6.  CONVERTIBLE DEBENTURES

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

         The conversion feature of the convertible debentures provides for a rate of conversion that is below market value, resulting in a beneficial conversion feature. The Company estimated the fair value of the beneficial conversion feature to be $2,100,000 at date of issuance, and recorded such conversion feature as a debt discount, which was amortized to interest expense over the term of the debentures. On December 16, 2002, the Company's Board of Directors approved a modification to the original debenture agreement to provide for the exercise of warrants prior to the conversion of the debentures. The Company estimated the fair value of the warrants at the date of the modification and reallocated $600,000 of the original debt discount of $2,100,000 to the warrants based on the relative fair values of the warrants and beneficial conversion feature as of December 16, 2002. The estimated fair value of the warrants was amortized over the remaining term of the debentures.

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

         The costs incurred in connection with the financing were capitalized as deferred financing costs and amortized over the term of the convertible debentures. Amortization of deferred financing costs was $86,009 during the three months ended March 31, 2003 and is included in interest expense in the accompanying consolidated statements of operations.

         In January and February 2004, the Company repaid an additional $200,000 in debentures, including accrued interest, which was satisfied with approximately $122,000 cash and inventories valued at $100,000. The Company continues to accrue interest on all outstanding debentures at the face rate of interest.

         Interest expense related to the convertible debentures was $24,970 and $682,040 for the three months ended March 31, 2004 and 2003, respectively. For the three months ended March 31, 2003, $643,565 related to the amortization of debt discount. Accrued interest at March 31, 2004 was $169,062.

7.  STOCKHOLDERS' EQUITY

         During the three months ended March 31, 2003, the Company issued 2,800,000 shares of common stock for exercised warrants at $0.10 per share. During the three months ended March 31, 2003, the Company issued 25,000 shares of common stock for exercised options at $0.01 per share.

         During the three months ended March 31, 2004, the Company issued no equity instruments.

--------------------------------------------------------------------------------
Page F-9

                     GOLFGEAR INTERNATIONAL AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             MARCH 31, 2004 AND 2003

8.  COMMITMENTS AND CONTINGENCIES

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

         The Company is currently in default for payment of amounts due to Mr. Anderson under the Settlement Agreement. On February 15, 2005, Mr. Anderson received a judgment for $76,310 due to him under the terms of the Settlement Agreement. Pursuant to the Settlement Agreement, the Company agreed to issue a new stock certificate to Mr. Anderson for a stolen stock certificate for 2,642,625 shares of the Company's common stock. As of July 8, 2005, the Company has not issued this stock certificate. Mr. Anderson will dismiss the lawsuit upon the Company's full performance of the Settlement Agreement.

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

Indemnities and Guaranties

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

--------------------------------------------------------------------------------
Page F-10

                     GOLFGEAR INTERNATIONAL AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             MARCH 31, 2004 AND 2003

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

         The  following   table  presents  a  summary  of  the  effects  of  the
restatement adjustments on the Company's consolidated statement of operations for the three months ended March 31, 2003:

Consolidated statement of operations:

                              As previously
                                 Reported      Adjustments    As Restated
                                -----------    -----------    -----------
Interest expense                $   133,365    $   643,565    $   776,930
Depreciation and amortization        19,507          1,750         21,257
Net loss                           (502,601)      (645,315)    (1,147,916)
Loss per common share -
   basic and diluted            $     (0.01)   $     (0.02)   $     (0.03)

10.  SUBSEQUENT EVENTS

         During the third quarter of 2004 the Company suspended normal operations, including expanding brands and product offerings, new marketing programs, and direct marketing to customers, due to a lack of operating working capital resources. To the extent that the Company is unable to secure financing in 2005, the Company's liquidity and ability to continue to conduct operations will be impaired (see below about future financing).

         From July 2004 through June 2005, a director and stockholder has advanced approximately $300,000 to the Company to be used for working capital. The Company has received these funds and recorded them as loans from stockholder of $185,600 during 2004 and $114,400 during 2005.

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

         On February 23, 2005, a debenture for $60,000, including accrued interest, was converted to 753,000 shares of the Company's common stock.

--------------------------------------------------------------------------------
Page F-11

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The following discussion should be read in conjunction with the condensed unaudited consolidated financial statements and notes thereto of the Company appearing elsewhere in this report. Such financial statements have been prepared to reflect the Company's financial position as of March 31, 2004, together with the results of operations for the three months ended March 31, 2004 and 2003, and cash flows for the three months ended March 31, 2004 and 2003.

FORWARD-LOOKING STATEMENTS

         Historical results and trends should not be taken as indicative of future operations. Management's statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act".) Actual results may differ materially from those included in the forward-looking statements. The Company intends such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," "prospects," or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company on a consolidated basis include, but are not limited to: changes in economic conditions generally in the United States of America and the other countries in which the Company operates, legislative/regulatory changes, the political climate in the foreign countries in which the Company operates, the availability of capital, interest rates, competition, and accounting principles generally accepted in the United States of America ("GAAP"). These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company's financial results, is included herein and in the Company's other filings with the Securities and Exchange Commission.

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

         During the year ended December 31, 2003, the Company also determined that certain transactions involving the issuance of its common stock were not recorded appropriately in 2002. During 2002, the Company acquired the operating

--------------------------------------------------------------------------------
Page 1
assets of Lazereyes and issued 150,000 shares of its common stock valued at $42,000 as purchase consideration. In connection with the restatement adjustments, the Company has reflected the value of the purchase consideration at $42,000 and amortized the additional purchase consideration that was allocated to acquired intangibles. The Company had previously recorded the purchase consideration as 100,000 shares of its common stock valued at $28,000. In addition, during 2002 the Company issued 960,000 shares of its common stock valued at $240,000 and warrants valued at $172,200 as deferred financing costs in connection with the $2,100,000 convertible debenture financing. The Company had previously recorded 1,072,000 shares of its common stock valued at $268,000 and warrants valued at $218,120 as deferred financing costs. Accordingly, in connection with the restatement adjustments, the Company has reflected the appropriate number of shares issued and the associated value, and amortized the adjusted amount over the term of the convertible debentures.

         See Note 9 to the accompanying condensed consolidated financial statements included in this Quarterly Report on Form 10-QSB for a summary of the effects of the restatement adjustments on the Company's consolidated statement of operations for the three months ended March 31, 2003. The information provided in the accompanying Management's Discussion and Analysis of Financial Condition and Results of Operations reflects the effect of the restatement adjustments.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2004 AND 2003

         Net sales decreased to $371,557 in 2004 from $545,245 in 2003, a decrease of $173,688 or 31.9%. The decrease in net sales in 2004 as compared to 2003 is a result of the Company's lack of inventory and marketing efforts. The Company lacked the financial resources necessary to acquire inventory or sustain marketing efforts.

         Gross profit decreased to $194,703 in 2004 from $216,907 in 2003, and increased as a percentage of net sales to 52.4% in 2004 from 39.8% in 2003. The increase in gross profit as a percentage in 2004 is due to the Company negotiating better pricing from its suppliers.

         Selling and marketing expenses decreased to $87,168 in 2004 (23.5% of net sales) from $189,951 in 2003 (34.8% of net sales), a decrease of $102,783. In 2004, the Company lacked the financial resources necessary to acquire inventory or sustain marketing efforts.

         Tour and pro contract expenses decreased to $20,388 in 2004 (5.5% of net sales) from $21,234 in 2003 (3.9% of net sales), a decrease of $846.

         General and administrative expenses decreased to $298,447 in 2004 (80.3% of net sales) from $400,041 in 2003 (73.4% of net sales), a decrease of $103,994. In 2004, the Company's limited resources required reducing non-essential expenses, including reduction in personnel.

         Depreciation and amortization decreased to $7,562 in 2004 from $21,257 in 2003, a decrease of $13,695. The decrease is a result of the Company's down-sizing and disposal of certain non-essential assets.

         Interest expense increased to $1,018,764 in 2004 from $776,930 in 2003. The increase in interest expense was primarily due to the increase in interest expense related to the $1,000,000 convertible debenture financing which closed in December 2003. The conversion feature of the convertible debentures provides for a rate of conversion that is below market value, resulting in a beneficial conversion feature. The Company estimated the fair value of the beneficial conversion feature to be $1,000,000 at date of issuance, and recorded such conversion feature as a debt discount, which was amortized to interest expense over the term of the debentures. The Company recorded interest expense of $977,778 during the three months ended March 31, 2004 related to the amortization of the debt discount.

         Net loss was $1,245,165 for 2004 as compared to a net loss of $1,147,916 for 2003. The increase in the net loss is primarily related to the increase in non-cash interest expense noted above.

Liquidity and Capital Resources

         The consolidated financial statements as of and for the three months ended March 31, 2004 have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the consolidated financial statements do not purport to represent the realizable or settlement values. The Company has suffered recurring operating losses and requires additional financing to continue operations. For the three months ended March 31, 2004, the Company incurred a loss from operations of $218,862 and a net loss of $1,245,165; cash used in operating activities of $6,238; and a working capital deficit of $3,470,445 with a stockholders' deficit of $3,364,310. As a result of these factors, among others, there is substantial doubt about the Company's ability to continue as a going concern.

--------------------------------------------------------------------------------
Page 2

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

         The Company has financed its working capital requirements during the past few years principally from the private placement of securities. Such funds have periodically been supplemented with short-term borrowings under the Company's bank line of credit and other private sources. The Company's bank lines of credit were paid in full and closed in 2004. The Company is actively seeking an investment of additional capital. If adequate funds are not available on acceptable terms, the Company may be unable to continue operations, develop, enhance and market products, retain qualified personnel, take advantage of future opportunities, or respond to competitive pressures, any of which could have a material adverse effect on the Company's business, operating results, financial condition or liquidity (see financing activities below for additional information on future funding).

Operating Activities

         The Company's operations used cash of $6,238 during the three months ended March 31, 2004, as compared to utilizing cash of $433,979 during the corresponding period for 2003. The decrease in cash utilized in operating activities in 2004 as compared to 2003 was primarily a result of higher gross margins, increased accounts payable, collection of accounts receivable and utilization of prepaid expenses. At March 31, 2004, cash was $3,316 representing a decrease of $57,023, as compared to $60,339 at December 31, 2003. The Company had a working capital deficit of $3,470,445 at March 31, 2004, as compared to a working capital deficit of $2,243,712 at December 31, 2003.

Investing Activities

         During the three months ended March 31, 2004 and 2003, net cash used in investing activities was $6,250 and $6,251, respectively.

Financing Activities

         During the three months ended March 31, 2004, the Company reduced its borrowings under bank lines of credit by $44,535 and reduced its outstanding convertible debt by $200,000. During the three months ended March 31, 2003, the Company increased its borrowing on lines of credit by $93,627 and received an aggregate of $280,250 from the issuance of common stock.

         Funds from these transactions have been used for working capital. We believe that our cash flow from operations, our March 31, 2004 cash balance, additional capital raised and the borrowing capacity available under the line of credit, will not be sufficient to meet our projected capital expenditures, working capital and other cash requirements for the near future. In order for the Company to continue its growth plan, additional funding will be required from outside sources.

         From January 2004 through June 2005, a director and stockholder has advanced approximately $340,000 to the Company to be used for working capital. The Company has received these funds and recorded them as loans from stockholder of $185,600 during 2004 and $154,400 during 2005.

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

Off Balance Sheet Arrangements

         As  of  March  31,  2004,   the  Company  has  no  off  balance   sheet
arrangements.

--------------------------------------------------------------------------------

Inflation

         We do not believe that inflation has had a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could adversely affect our business, financial condition and results of operations.

New Accounting Pronouncements

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

         In  December  2004,  the  FASB  issued  SFAS  No.  153,  "Exchanges  of
Non-monetary  Assets - an  amendment  of APB  Opinion  No.  29,  Accounting  for
Non-monetary Transactions." This statement amends APB Opinion No. 29 to eliminate the exceptions for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions for SFAS No. 153 are effective for non-monetary asset exchanges incurred during fiscal years beginning after June 15, 2005. The Company is currently evaluating the effect, if any, of adopting SFAS No. 153.

Critical Accounting Policies

Inventories

         Inventories are stated at the lower of cost (first-in, first-out) or estimated market, and consist of raw materials, work in process and finished goods. Market is determined by comparison with recent sales or estimated net realizable value.

--------------------------------------------------------------------------------

         Net realizable value is based on management's forecasts for sales of the Company's products and services in the ensuing years and/or consideration and analysis of changes in the customer base, product mix, or other issues that may impact the estimated net realizable value. Should the demand for the Company's products or services prove to be significantly less than anticipated, the ultimate realizable value of the Company's inventories could be substantially less than reflected in the accompanying condensed consolidated balance sheet.

Long-Lived Assets

         In July 2001, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. If the cost basis of a long-lived asset is greater than the projected future undiscounted net cash flows from such asset, an impairment loss is recognized. Impairment losses are calculated as the difference between the cost basis of an asset and its estimated fair value.

         As of March 31, 2004, management has determined that no such impairment exists and therefore, no adjustments have been made to the carrying values of long-lived assets. There can be no assurance, however, that market conditions will not change or demand for the Company's services and products will continue which could result in impairment of long-lived assets in the future.

Intangible Assets

         SFAS No. 142, "Goodwill and Other Intangible Assets", which is effective for fiscal years beginning after December 15, 2001, addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for upon their acquisition and after they have been initially recognized in the financial statements. SFAS No. 142 requires that goodwill and intangible assets that have indefinite useful lives not be amortized, but rather be tested at least annually for impairment, and intangible assets that have finite useful lives be amortized over their estimated useful lives. SFAS No. 142 provides specific guidance for testing goodwill and identifiable intangible assets that will not be amortized for impairment. In addition, SFAS No. 142 expands the disclosure requirements about goodwill and other intangible assets in the years subsequent to their acquisition. The principal effect of SFAS No. 142 on the Company's accompanying consolidated financial statements is that the goodwill described in Note 4 to the accompanying condensed consolidated financial statements is not required to be amortized.

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

--------------------------------------------------------------------------------
Page 5

ITEM 3.  CONTROLS AND PROCEDURES

         (a) Evaluation of Disclosure Controls and Procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures. Based upon that evaluation, the CEO and CFO concluded that as of March 31, 2004 our disclosure controls and procedures are of limited effectiveness at the reasonable assurance level such that the information relating to the Company, required to be disclosed in SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company's management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

         (b) Changes in internal control over financial reporting. There has been no change in the Company's internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Limitations on the Effectiveness of Internal Controls

         The Company's management, including the CEO and CFO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, and/or the degree of compliance with the policies or procedures may deteriorate.

--------------------------------------------------------------------------------
Page 6

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         From time to time, the Company may be involved in various claims, lawsuits, disputes with third parties, and actions involving allegations or discrimination or breach of contract actions incidental to the normal operations of the business. The Company is not currently involved in any litigation which management believes could have a material adverse effect on its financial position or results of operations.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

Exhibit No.           Description
-----------           ----------------------
Exhibit 31*           Certification of Chief Executive Officer pursuant to
                      Exchange Act Rule 13a-14(a) or 15d-14(a).

Exhibit 32* Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

--------------------------------------------------------------------------------
* Filed herewith

--------------------------------------------------------------------------------
Page 7

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          GOLFGEAR INTERNATIONAL, INC.
                          ----------------------------
                                  (Registrant)

Date:  July 18, 2005      /s/ Daniel C. Wright
                          -------------------------
                          Daniel C. Wright
                          President, Chief Executive Officer
                           and Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit 31 Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a).

Exhibit 32        Certification of Chief Executive Officer pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.