Form 10QSB
period 2004-06-30
GOLFGEAR INTERNATIONAL INC
filed 2005-07-25
CIK 1053210

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For quarterly period ended: June 30, 2004

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

             For the transition period from __________ to __________

                        Commission file number: 000-28007

                          GOLFGEAR INTERNATIONAL, INC.
                  --------------------------------------------
                 (Name of small business issuer in its charter)

            NEVADA                                       43-1627555
-------------------------------             -----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

11562 KNOTT AVENUE. SUITE 9, GARDEN GROVE                90067-2320
-----------------------------------------                ----------
(Address of principal executive offices)                 (Zip Code)


Issuer's telephone number including area code:  (714) 892-8889

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $0.001 par value
                         ------------------------------
                                (Title of Class)

     Check  whether  the Issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]


                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes:____; No:____

                      APPLICABLE ONLY TO CORPORATE ISSUERS


State the number of shares outstanding of each of the issuer's classes of common equity, as of July 18, 2005: 42,203,966

__________________________________________

Transitional Small Business Disclosure Format (Check One):  Yes:    ; No:   X
                                                                ----      -----

                                Table of Contents

 Part I - Financial Information                                             Page

    Item 1.  Financial Statements

             Condensed Consolidated Balance Sheet as of June 30, 2004....... F-1

             Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2004 and 2003.................... F-2

             Condensed Consolidated Statements of Cash Flows for the
             six months ended June, 2004 and 2003........................... F-3

             Notes to Condensed Consolidated Financial Statements........... F-4

    Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations..................   2

    Item 3.  Controls and Procedures........................................   8

 Part II - Other Information

    Item 1.  Legal Proceedings..............................................   9

    Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds....   9

    Item 3.  Defaults Upon Senior Securities................................   9

    Item 4.  Submission of Matters to a Vote of Securities Holders..........   9

    Item 5.  Other Information..............................................   9

    Item 6.  Exhibits ......................................................   9








--------------------------------------------------------------------------------

PART I- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                 GOLFGEAR INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 JUNE 30, 2004
                                  (UNAUDITED)


                                  ASSETS
Current assets:
   Cash                                                       $     1,251
   Accounts receivable, net of allowance
     for doubtful accounts of $37,784                              11,233
   Prepaid expenses                                                10,054
                                                              -----------
Total current assets                                               22,538

Property and equipment, net                                        25,971
Other assets:
   Intangible assets, net                                          66,770
   Deposits                                                         7,770
                                                              -----------
Total assets                                                  $   123,049
                                                              ===========

                  LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Accounts payable and accrued expenses                      $ 1,140,094
   Accrued product warranties                                      91,500
   Accrued interest payable                                       222,417
   Bank lines of credit                                            64,518
   Notes payable                                                   33,177
   Convertible debentures due to related parties, net           1,000,000
   Convertible debentures, net                                  1,200,000
                                                              -----------
Total current liabilities                                       3,751,706
                                                              -----------

Commitments and contingencies

Stockholders' deficit:
   Preferred stock, $.001 par value;
     10,000,000 shares authorized;
     none issued and outstanding                                        -
   Common stock, $.001 par value;
     50,000,000 shares authorized;
     40,445,076 shares issued and outstanding                      40,445
   Additional paid-in capital                                  14,275,837
   Deferred compensation                                          (44,627)
   Accumulated deficit                                        (17,900,312)
                                                              -----------
Total stockholders' deficit                                    (3,628,657)
                                                              -----------
Total liabilities and stockholders' deficit                   $   123,049
                                                              ===========

     See accompanying notes to condensed consolidated financial statements.

--------------------------------------------------------------------------------
Page F-1

                  GOLFGEAR INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                               Three Months Ended              Six Months Ended
                                                    June 30,                       June 30,
                                          ----------------------------    ----------------------------
                                               2004           2003             2004          2003
                                          ------------    ------------    ------------   -------------

Net sales                                 $    205,468    $    643,257    $    577,025    $  1,176,404
Cost of goods sold                              81,391         339,482         258,245         667,821
                                          ------------    ------------    ------------    ------------
  Gross profit                                 124,077         303,775         318,780         508,583

Operating expenses:
  Selling and marketing                         24,861         118,259         112,029         308,210
  Tour and pro contracts                        21,926          17,792          42,314          39,026
  General and administrative                   299,971         453,547         598,420         853,591
  Depreciation and amortization                  5,625          18,877          13,186          40,134
                                          ------------    ------------    ------------    ------------
        Total operating expenses               352,383         608,475         765,949       1,240,961
                                          ------------    ------------    ------------    ------------
Loss from operations                          (228,306)       (304,700)       (447,169)       (732,378)

Other income (expense):
  Interest income                                 --             6,874            --            13,751
  Interest expense                             (47,197)       (321,503)     (1,065,960)     (1,098,433)
  Other, net                                      --            51,062          (5,140)        103,277
                                          ------------    ------------    ------------    ------------
        Total expense, net                     (47,197)       (263,567)     (1,071,100)       (981,405)
                                          ------------    ------------    ------------    ------------
Loss before provison for income taxes         (275,503)       (568,267)     (1,518,269)     (1,713,783)

Provision for income taxes                        --              --             2,400           2,400
                                          ------------    ------------    ------------    ------------
Net loss                                  $   (275,503)   $   (568,267)   $ (1,520,669)   $ (1,716,183)
                                          ============    ============    ============    ============

Loss per common share-basic and diluted   $      (0.01)   $      (0.02)   $      (0.04)   $      (0.05)
                                          ============    ============    ============    ============
Weighted average number of common
shares outstanding -
  Basic and diluted                         40,445,076      37,681,154      40,445,076      36,855,325
                                          ============    ============    ============    ============

    See accompanying notes to condensed consolidated financial statements.

------------------------------------------------------------------------------------------------------

Page F-2

                  GOLFGEAR INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDEDJUNE 30, 2004 AND 2003
                                   (UNAUDITED)

                                                                         2004           2003
                                                                     -----------    -----------

Cash flows from operating activities:
   Net loss                                                          $(1,520,669)   $(1,716,183)
   Adjustments to reconcile net loss to net cash
   used in operating activities:
     Amortization of deferred compensation                                22,314         16,734
     Depreciation and amortization                                        13,186         40,135
     Accrued interest on stock purchase note receivable                     --          (13,675)
     Amortization of debt discount                                       977,778        837,130
     Amortization of deferred financing costs                               --          156,786
     (Recovery of) provision for bad debts                                  --           37,055
     Loss on disposal of assets                                            5,963           --
     Gain on settlement of accounts payable                                 --          (73,208)
   Changes in operating assets and liabilities:
   (Increase) decrease in:
     Accounts receivable                                                 120,162         52,094
     Inventories                                                          69,379        (53,795)
     Prepaid expenses                                                     64,941         56,503
     Deferred advertising costs                                             --             (468)
   Increase (decrease) in:
     Accounts payable and accrued expenses                               239,221        125,513
     Accrued product warranties                                             (183)         3,823
     Accrued interest payable                                             50,078         83,225
     Deferred licensing revenue                                          (50,303)       (27,042)
                                                                     -----------    -----------
   Net cash used in operating activities                                  (8,133)      (475,373)
                                                                     -----------    -----------
Cash flows used in investing activities:
   Purchases of property and equipment                                    (6,250)        (6,252)
                                                                     -----------    -----------
Cash flows from financing activities:
   (Repayments) borrowings under bank lines of credit, net               (44,705)        87,085
   Proceeds from issuance of common stock                                   --          280,000
   Repayment of convertible debt                                        (100,000)          --
   Collection of amount due from stockholder
     for convertible debenture financing                                 100,000           --
   Proceeds from exercise of stock options                                  --              250
                                                                     -----------    -----------
Net cash provided by (used in) financing activities                      (44,705)       367,335
                                                                     -----------    -----------
Net decrease in cash                                                     (59,088)      (114,290)

Cash, beginning of period                                                 60,339        117,018
                                                                     -----------    -----------
Cash, end of period                                                  $     1,251    $     2,728
                                                                     ===========    ===========
Supplemental disclosures of cash flow information:
Cash paid for interest                                               $    37,746    $    18,292
                                                                     ===========    ===========
Cash paid for income taxes                                           $      --      $      --
                                                                     ===========    ===========
Supplemental disclosure of non-cash activities:
Settlement of convertible debenture with transfer of inventory       $   100,000    $      --
                                                                     ===========    ===========

     See accompanying notes to condensed consolidated financials statements

-----------------------------------------------------------------------------------------------

Page F-3

                 GOLDGEAR INTERNATIONAL, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                    SIX MONTHS ENDED JUNE 30, 2004 AND 2003

1.  BASIS OF PRESENTATION

         Management of GolfGear International, Inc. (the "Company) has prepared, without audit, the accompanying condensed consolidated financial statements for the six-months ended June 30, 2004 and 2003. The information furnished has been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial reporting. Accordingly, certain disclosures normally included in a complete set of financial statements prepared in accordance with GAAP have been condensed or omitted. In the opinion of management, all adjustments considered necessary for the fair presentation of the Company's financial position, results of operations and cash flows have been included and are only of a normal recurring nature. The results of operations for the six months ended June 30, 2004 are not necessarily indicative of the results of operations for the year ended December 31, 2004. The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 2003.

2.  LIQUIDITY AND MANAGEMENT'S PLANS

         During the third quarter of 2004, the Company suspended normal operations, including expanding brands and product offerings, new marketing programs, and direct marketing to customers, due to a lack of operating working capital resources. To the extent that the Company is unable to secure financing in 2005, the Company's liquidity and ability to continue to conduct operations will be impaired. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Since inception, the Company has incurred recurring losses and requires additional capital to finance continuing operations. The Company incurred losses of $1,520,669 and $1,716,183 for the six months ended June 30, 2004 and 2003, respectively. As of June 30, 2004, the Company had a working capital deficit of $3,729,168 and a stockholders' deficit of $3,628,657. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that may result should the Company be unable to continue as a going concern.

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

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The summary of significant accounting policies presented below is designed to assist in understanding the Company's condensed consolidated financial statements. Such condensed consolidated financial statements and accompanying notes are the representations of the Company's management, who is responsible for their integrity and objectivity. These accounting policies conform to GAAP in all material respects, and have been consistently applied in preparing the accompanying consolidated financial statements.

--------------------------------------------------------------------------------
Page F-4

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

Inventories

         Inventories are stated at the lower of cost (first-in, first-out) or estimated markets. Market is determined by comparison with recent sales or estimated net realizable value. During the six months ended June 30, 2004, the Company sold all of its inventories

         Net realizable value is based on management's forecasts for sales of the Company's products and services in the ensuing years and/or consideration and analysis of changes in the customer base, product mix, or other issues that may impact the estimated net realizable value. Should the demand for the Company's products and/or services prove to be significantly less than anticipated, the ultimate realizable value of the Company's inventories could be substantially less than reflected in the accompanying condensed consolidated balance sheet.

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

Long-Lived Assets

         In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company evaluates the carrying value of long-lived assets for impairment whenever events or change in circumstances indicate that such carrying values may not be recoverable. Under SFAS No. 144, the Company estimates the future undiscounted cash flows derived from an asset to assess whether or not a potential impairment exists when events or circumstances indicate the carrying value of a long-lived asset may differ. An impairment loss is recognized when the undiscounted future cash flows are less than its carrying amount. The Company uses its best judgment based on the most current facts and circumstances surrounding its business when applying these impairment rules to determine the timing of the impairment test, the undiscounted cash flows used to assess impairments and the fair value of a potentially impaired asset. Changes in assumptions used could have a significant impact on the Company's assessment of recoverability. At June 30, 2004, the Company determined that no impairment loss was necessary. There can be no assurance, however, that demand for the Company's products will continue, which could result in impairment of long-lived assets in the future.

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

--------------------------------------------------------------------------------
Page F-5

                  GOLDGEAR INTERNATIONAL, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                     SIX MONTHS ENDED JUNE 30, 2004 AND 2003

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

Fair Value of Financial Instruments

         The Company's financial instruments consist of cash, accounts receivable, accounts payable, accrued expenses, notes payable and convertible debentures. The carrying value for all such instruments, except the convertible debentures, considering the terms, approximates fair value at June 30, 2004. The fair value of convertible debentures is not determinable as equivalent instruments could not be located.

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

 Advertising

         Advertising costs for the six months ended June 30, 2004 and 2003 were $29,272 and $69,775, respectively, which is included in selling and marketing expenses in the accompanying condensed consolidated statements of operations.

Basic and Diluted Loss Per Share

         Basic earnings (loss) per common share are computed based on the weighted average number of shares outstanding for the period. Diluted earnings
(loss) per share is computed by dividing net income (loss) by the weighted average shares outstanding assuming all dilutive potential common shares are issued. Basic and diluted loss per share is the same as the effect of stock options and warrants on loss per share are anti-dilutive and thus not included in the diluted loss per share calculation. However, the impact under the treasury stock method of dilutive stock options and warrants would have been zero and 2,628,125 incremental shares for six months ended June 30, 2004 and 2003, respectively.

Reclassifications

         Certain prior period amounts have been reclassified to conform to the current period presentation.

--------------------------------------------------------------------------------
Page F-6

                 GOLDGEAR INTERNATIONAL, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                    SIX MONTHS ENDED JUNE 30, 2004 AND 2003

Segment and Geographic Information

         The Company operates in one business segment. The Company sells to customers in the United States, and the Far East. During the three months ended June 30, 2004 and 2003, the Company had international sales of $30,732 and $39,039, respectively. Sales for the six months ended June 30, 2004 and 2003 to customers internationally were $30,732 and $39,039, respectively.

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

                                 For the Three Months Ended June 30,       For the Six Months Ended June 30,
                                 -----------------------------------      -----------------------------------
                                         2004                  2003             2004               2003
                                 ---------------     ---------------      ---------------     ---------------

Net loss as reported             $     (275,503)     $     (568,267)      $   (1,520,669)     $   (1,716,183)
Deduct:  Total stock-based
employee compensation
under fair value based
method for all awards,
net of related tax effects                                  (37,250)                                 (74,667)
                                 ---------------     ---------------      ---------------     ---------------
Pro forma net loss               $     (275,503)     $     (605,517)      $ (1,520,669)       $   (1,790,850)
                                 ===============     ===============      ===============     ===============

Basic and diluted loss per
share - as reported              $        (0.01)     $        (0.02)      $        (0.04)     $        (0.05)
                                 ===============     ===============      ===============     ===============
Basic and diluted loss per
share - pro forma                $        (0.01)     $        (0.02)      $        (0.04)     $        (0.05)
                                 ===============     ===============      ===============     ===============

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

--------------------------------------------------------------------------------
Page F-7

                 GOLDGEAR INTERNATIONAL, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                    SIX MONTHS ENDED JUNE 30, 2004 AND 2003

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

4.  BANK LINES OF CREDIT

         The Company had a $250,000 bank line collateralized by eligible accounts receivable. The line of credit originally matured on December 9, 2003 and was extended to June 2004. Outstanding borrowings bore interest at 28% annually. Interest was payable monthly. There were no outstanding borrowings under this line at June 30, 2004. The Company also had an unsecured $70,000 line of credit with another bank. Interest was payable monthly at a variable rate (10% at June 30, 2004). Outstanding borrowings at June 30, 2004 were $64,518. This line of credit was closed and paid in full in September 2004. Interest expense related to the bank lines of credit was $14,283 and $18,292 for the six months ended June 30, 2004 and 2003, respectively.

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

         The conversion feature of the convertible debentures provides for a rate of conversion that is below market value, resulting in a beneficial conversion feature. The Company estimated the fair value of the beneficial conversion feature to be $1,000,000 at date of issuance, and recorded such conversion feature as a debt discount. The Company recorded interest expense of $977,778 during the six months ended June 30, 2004 related to the amortization of the debt discount.

--------------------------------------------------------------------------------
Page F-8

                 GOLDGEAR INTERNATIONAL, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                    SIX MONTHS ENDED JUNE 30, 2004 AND 2003

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

         The costs incurred in connection with the convertible debenture financing were capitalized as deferred financing costs and are being amortized over the term of the convertible debentures. Amortization of deferred financing costs was $156,786 during the six months ended June 30, 2003, and is included in interest expense in the accompanying condensed consolidated statements of operations.

         In January and February 2004, the Company repaid an additional $200,000 in debentures, including accrued interest, which was satisfied with approximately $122,000 cash and inventories valued at $100,000. The Company continues to accrue interest on all outstanding debentures at the face rate of interest.

         Interest expense related to the convertible debentures was $49,069 and $914,758 for the six months ended June 30, 2004 and 2003, respectively. For the six months ended June 30, 2003, $837,130 related to the amortization of the debt discount. Accrued interest at June 30, 2004 related to the convertible debentures was $193,161.

7.  STOCKHOLDERS' EQUITY

         During the six months ended June 30, 2003, the Company issued 2,800,000 shares of common stock for exercised warrants at $0.10 per share. During the six months ended June 30, 2003, the Company issued 25,000 shares of common stock for exercised options at $0.01 per share.

         During the six months ended June 30, 2004, the Company issued no equity instruments.

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

--------------------------------------------------------------------------------
Page F-9

                 GOLDGEAR INTERNATIONAL, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                    SIX MONTHS ENDED JUNE 30, 2004 AND 2003

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

         The Company is currently in default for payment of amounts due to Mr. Anderson under the Settlement Agreement. On February 15, 2005, Mr. Anderson received a judgment for $76,310 due to him under the terms of the Settlement Agreement. Pursuant to the Settlement Agreement, the Company agreed to issue a new stock certificate to Mr. Anderson for a stolen stock certificate for 2,642,625 shares of the Company's common stock. As of July 18, 2005, the Company has not issued this stock certificate. Mr. Anderson will dismiss the lawsuit upon the Company's full performance of the Settlement Agreement.

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

--------------------------------------------------------------------------------
Page F-10

                 GOLDGEAR INTERNATIONAL, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                    SIX MONTHS ENDED JUNE 30, 2004 AND 2003

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

         The  following   table  presents  a  summary  of  the  effects  of  the
restatement adjustments on the Company's consolidated statement of operations for the three and six months ended June 30, 2003:

Consolidated statements of operations:

                                       Three Months Ended June 30, 2003               Six Months Ended June 30, 2003
                                  ------------------------------------------   ------------------------------------------
                                  As previously                                As previously
                                    reported      Adjustments    As restated     reported      Adjustments    As restated
                                   -----------    -----------    -----------    -----------    -----------    -----------

Interest expense                   $   143,170    $   178,333    $   321,503    $   276,535    $   821,898    $ 1,098,433

Depreciation and amortization           17,127          1,750         18,877         36,635          3,499         40,134

Net loss                              (388,184)      (180,083)      (568,267)      (890,785)      (825,398)    (1,716,183)

Loss per common share -
   basic and diluted               $     (0.01)   $     (0.01)   $     (0.02)   $     (0.02)   $     (0.03)   $     (0.05)





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

         From July 2004 through June 2005, a director and stockholder has advanced $340,000 to the Company to be used for working capital. The Company has received these funds and recorded them as loans from stockholder of $185,600 during 2004 and $154,400 during 2005.

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

--------------------------------------------------------------------------------
Page F-11

                 GOLDGEAR INTERNATIONAL, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                    SIX MONTHS ENDED JUNE 30, 2004 AND 2003

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

         The following discussion should be read in conjunction with the condensed unaudited consolidated financial statements and notes thereto of the Company appearing elsewhere in this report. Such financial statements have been prepared to reflect the Company's financial position as of June 30, 2004, together with the results of operations for the three and six months ended June 30, 2004 and 2003, and cash flows for the six months ended June 30, 2004 and 2003.

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

--------------------------------------------------------------------------------

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

         See Note 9 to the accompanying condensed consolidated financial statements included in this Quarterly Report on Form 10-QSB for a summary of the effects of the restatement adjustments on the Company's consolidated statement of operations for the three and six months ended June 30, 2003. The information provided in the accompanying Management's Discussion and Analysis of Financial Condition and Results of Operations reflects the effect of the restatement adjustments.

Results of Operations

Comparison of Three Months Ended June 30, 2004 and 2003

         Net sales decreased to $205,468 in 2004 from $643,257 in 2003, a decrease of $437,789 or 68.1%. The decrease in net sales in 2004 as compared to 2003 is a result of the Company's lack of inventory and marketing efforts. The Company lacked the financial resources necessary to acquire inventory or sustain marketing efforts.

         Gross profit decreased to $124,077 in 2004 from $303,775 in 2003, and increased as a percentage of net sales to 60.4% in 2004 from 47.2% in 2003. The increase in gross profit as a percentage in 2004 is due to the Company negotiating better pricing from its suppliers and selling off of previously written off obsolete inventory.

         Selling and marketing expenses decreased to $24,861 in 2004 (12.1% of net sales) from $118,259 in 2003 (18.4% of net sales), a decrease of $93,398. In 2004, the Company lacked the financial resources necessary to acquire inventory or sustain marketing efforts.

         Tour and pro contract expenses increased to $21,926 in 2004 (10.7% of net sales) from $17,792 in 2003 (2.8% of net sales), an increase of $4,134. Tour and pro contract expenses increased in 2004 as compared to 2003 as a result of prior contractual obligations.

         General and administrative expenses decreased to $299,971 in 2004 (146% of net sales) from $453,547 in 2003 (70.5% of net sales), a decrease of $153,576. In 2004, the Company limited resources required reducing non-essential expenses, including reduction in personnel.

         Depreciation and amortization decreased to $5,625 in 2004 from $18,877 in 2003, a decrease of $13,252. The decrease is a result of the Company's downsizing and disposal of certain non-essential assets.

         Interest expense decreased to $47,197 in 2004 from $321,503 in 2003. The increase in interest expense in 2003 was primarily due to the increase in interest expense related to the $2,100,000 convertible debenture financing which closed in June 2002. In connection with the financing, the Company incurred deferred financing costs and recorded a debt discount related to a beneficial conversion feature and the estimated fair value of warrants issued in as part of the financing. The deferred financing costs were amortized over the 18-month term of the convertible debentures and were recorded as interest expense.

         Net loss was $275,503 for 2004 as compared to a net loss of $568,267 for 2003. The decrease in the net loss is primarily related to the downsizing of the business activities.

Comparison of Six Months Ended June 30, 2004 and 2003

         Net sales decreased to $577,025 in 2004 from $1,176,404 in 2003, a decrease of $599,379 or 51%. The decrease in net sales in 2004 as compared to 2003 is a result of the Company's lack of inventory and marketing efforts. The Company lacked the financial resources necessary to acquire inventory or sustain marketing efforts.

--------------------------------------------------------------------------------

         Gross profit decreased to $318,780 in 2004 from $508,583 in 2003, and increased as a percentage of net sales to 55.3% in 2004 from 43.2% in 2003. The increase in gross profit as a percentage in 2004 is due to the Company negotiating better pricing from its suppliers and selling off of previously written off obsolete inventory.

         Selling and marketing expenses decreased to $112,029 in 2004 (19.4% of net sales) from $308,210 in 2003 (26.2% of net sales), an decrease of $196,181. In 2004, the Company lacked the financial resources necessary to acquire inventory or sustain marketing efforts.

         Tour and pro contract expenses increased to $42,314 in 2004 (7.3% of net sales) from $39,026 in 2003 (3.3% of net sales), an increase of $3,288. Tour and pro contract expenses increased in 2004 as compared to 2003 as a result of prior contractual obligations.

         General and administrative expenses decreased to $598,420 in 2004 (103.7% of net sales) from $853,597 in 2003 (72.6% of net sales), a decrease of $255,172. In 2004, the Company limited resources required reducing non-essential expenses, including reduction in personnel.

         Depreciation and amortization decreased to $13,186 in 2004 from $40,134 in 2003, a decrease of $26,947. The decrease is a result of the Company's downsizing and disposal of certain non-essential assets.

         Interest expense decreased to $1,065,960 in 2004 from $1,098,433 in 2003, a decrease of $32,473. The increase in interest expense in 2003 was primarily due to the increase in interest expense related to the $2,100,000 convertible debenture financing which closed in June 2002. In connection with the financing, the Company incurred deferred financing costs and recorded a debt discount related to a beneficial conversion feature and the estimated fair value of warrants issued in as part of the financing. The deferred financing costs were amortized over the 18-month term of the convertible debentures and were recorded as interest expense. The decrease in interest expense in 2004 was primarily due to the interest expense related to the $1,000,000 convertible debenture financing which closed in December 2003. The conversion feature of the convertible debentures provides for a rate of conversion that is below market value, resulting in a beneficial conversion feature. The Company estimated the fair value of the beneficial conversion feature to be $1,000,000 at date of issuance, and recorded such conversion feature as a debt discount, which was amortized to interest expense over the term of the debentures. The Company recorded interest expense of $977,778 during the six months ended June 30, 2004 related to the amortization of the debt discount.

         Net loss was $1,520,669 for 2004 as compared to a net loss of $1,716,183 for 2003, a decrease of $195,517. The decrease in the net loss is primarily related to the downsizing of the business activities.

Liquidity and Capital Resources

         The consolidated financial statements as of and for the six months ended June 30, 2004 have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the consolidated financial statements do not purport to represent the realizable or settlement values. The Company has suffered recurring operating losses and requires additional financing to continue operations. For the six months ended June 30, 2004, the Company incurred losses from operations of $1,520,669; cash used in operating activities of $8,133; a working capital deficit of $3,729,168; and a stockholders' deficit of $3,628,657. As a result of these factors, among others, there is substantial doubt about the Company's ability to continue as a going concern.

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

--------------------------------------------------------------------------------

Operating Activities

         The Company's net cash used in operations of $8,133 during the six months ended June 30, 2004, as compared to utilizing cash of $475,373 during the corresponding period for 2003. The decrease in cash utilized in operating activities in 2004 as compared to 2003 was primarily a result of higher gross margins, increased accounts payable, collection of accounts receivable and utilization of prepaid expenses and inventory. At June 30, 2004, cash was $1,251 representing a decrease of $59,088, as compared to $60,339 at December 31, 2003. The Company had a working capital deficit of $3,729,168 at June 30, 2004, as compared to a working capital deficit of $2,243,712 at December 31, 2003.

Investing Activities

         During the six months ended June 30, 2004 and 2003, net cash used in investing activities was $6,250 and $6,252, respectively.

Financing Activities

         During the six months ended June 30, 2004, the Company used cash from financing activities of $44,705 by reducing its borrowings on bank lines of credit by $44,705. During the six months ended June 30, 2003, the Company provided cash from financing activities of $367,335 by increasing its borrowing on lines of credit by $87,085, issuance of common stock for an aggregate of $280,000 and proceeds from exercise of stock options of $250.

         Funds from these transactions have been used for working capital. We believe that our cash flow from operations, our June 30, 2004 cash balance, additional capital raised and the borrowing capacity available under the line of credit, will not be sufficient to meet our projected capital expenditures, working capital and other cash requirements for the near future. In order for the Company to continue its growth plan, additional funding will be required from outside sources.

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

Off Balance Sheet Arrangements

         As of June 30, 2004, the Company has no off balance sheet arrangements.

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

--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------

         As of June 30, 2004, management has determined that no such impairment exists and therefore, no adjustments have been made to the carrying values of long-lived assets. There can be no assurance, however, that market conditions will not change or demand for the Company's services and products will continue which could result in impairment of long-lived assets in the future.

Intangible Assets

         SFAS No. 142, "Goodwill and Other Intangible Assets", which is effective for fiscal years beginning after December 15, 2001, addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for upon their acquisition and after they have been initially recognized in the financial statements. SFAS No. 142 requires that goodwill and intangible assets that have indefinite useful lives not be amortized, but rather be tested at least annually for impairment, and intangible assets that have finite useful lives be amortized over their estimated useful lives. SFAS No. 142 provides specific guidance for testing goodwill and identifiable intangible assets that will not be amortized for impairment. In addition, SFAS No. 142 expands the disclosure requirements about goodwill and other intangible assets in the years subsequent to their acquisition. The principal effect of SFAS No. 142 on the Company's accompanying consolidated financial statements is that the goodwill described in Note 3 to the accompanying condensed consolidated financial statements is not required to be amortized.

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


--------------------------------------------------------------------------------

ITEM 3.  CONTROLS AND PROCEDURES

         (a) Evaluation of Disclosure Controls and Procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures. Based upon that evaluation, the CEO and CFO concluded that as of June 30, 2004 our disclosure controls and procedures are of limited effectiveness at the reasonable assurance level such that the information relating to the Company, required to be disclosed in SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company's management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

         (b) Changes in internal control over financial reporting. There has been no change in the Company's internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

Exhibit No.    Description
-----------    -----------

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

                          GOLFGEAR INTERNATIONAL, INC.
                          ----------------------------
                                  (Registrant)


Date:  July 25, 2005           /s/ Daniel C. Wright
                               ---------------------
                                   Daniel C. Wright
                                   President, Chief Executive Officer
                                   and Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit 31 Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a).

Exhibit 32     Certification of Chief Executive  Officer  pursuant to 18 U.S.C.
               Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.