Form 10QSB
period 2004-09-30
GOLFGEAR INTERNATIONAL INC
filed 2005-07-27
CIK 1053210

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

                 For quarterly period ended: September 30, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

             For the transition period from __________ to __________

                        Commission file number: 000-28007

                          GOLFGEAR INTERNATIONAL, INC.
                          ----------------------------
                 (Name of small business issuer in its charter)

                NEVADA                                43-1627555
   -------------------------------       ------------------------------------
   (State or other jurisdiction of       (I.R.S. Employer Identification  No.)
    incorporation or organization)

         11562 KNOTT AVENUE. SUITE 9, GARDEN GROVE          90067-2320
         -----------------------------------------          ----------
          (Address of principal executive offices)          (Zip Code)

Issuer's telephone number including area code:  (714) 892-8889

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

-------------------------------

Transitional Small Business Disclosure Format (Check One):  Yes:    ; No:  X
                                                                ----     -----

                                TABLE OF CONTENTS

Part I - Financial Information                                              Page

     Item 1. Financial Statements

             Condensed Consolidated Balance Sheet as of September 30, 2004..F-1

             Condensed Consolidated Statements of Operations for the
             three and nine months ended September 30, 2004 and 2003........F-2

             Condensed Consolidated Statements of Cash Flows for the

             nine months ended September 30, 2004 and 2003..................F-3

             Notes to Condensed Consolidated Financial Statements...........F-5

     Item 2. Management's Discussion and Analysis of

             Financial Condition and Results of Operations....................1

     Item 3. Controls and Procedures..........................................7

Part II - Other Information

     Item 1. Legal Proceedings................................................8

     Item 2. Unregistered Sales of Equity Securities and Use of Proceeds......8

     Item 3. Defaults Upon Senior Securities..................................8

     Item 4. Submission of Matters to a Vote of Securities Holders............8

     Item 5. Other Information................................................8

     Item 6. Exhibits ........................................................8

--------------------------------------------------------------------------------

Part I - Financial Information

Item 1.  Financial Statements

                  GOLFGEAR INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

                                  ASSETS
Current assets:
     Cash                                                          $     23,197
     Accounts receivable, net of allowance
         for doubtful accounts of $37,784                                 7,672
     Prepaid expenses                                                     3,920
                                                                   ------------
Total current assets                                                     34,789

Property and equipment, net                                              22,762
Other assets:
     Intangible assets, net                                              64,354
     Deposits                                                             7,124
                                                                   ------------
Total assets                                                       $    129,029
                                                                   ============

                  LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
     Accounts payable and accrued expenses                         $  1,199,324
     Accrued product warranties                                          90,846
     Accrued interest payable                                           261,160
     Note payable                                                        33,177
     Notes payable to stockholder                                       126,001
     Convertible debentures due to related parties                    1,000,000
     Convertible debentures                                           1,200,000
                                                                   ------------
Total current liabilities                                             3,910,508
                                                                   ------------

Commitments and contingencies

Stockholders' deficit:
     Preferred stock, $.001 par value;
         10,000,000 shares authorized;
         none issued and outstanding                                         --
     Common stock, $.001 par value;
         50,000,000 shares authorized;
         40,445,076 shares issued and outstanding                        40,445
     Additional paid-in capital                                      14,275,837
     Deferred compensation                                              (33,471)
     Accumulated deficit                                            (18,064,290)
                                                                   ------------
Total stockholders' deficit                                          (3,781,479)
                                                                   ------------
Total liabilities and stockholders' deficit                        $    129,029
                                                                   ============

     See accompanying notes to condensed consolidated financial statements.

--------------------------------------------------------------------------------
Page F-1

                  GOLFGEAR INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                Three Months Ended             Nine Months Ended
                                                   September 30,                  September 30,
                                               2004            2003            2004            2003
                                          ------------    ------------    ------------    ------------
Net sales                                 $    139,660    $    438,336    $    716,685    $  1,614,807
Cost of goods sold                               1,548         245,067         259,793         912,888
                                          ------------    ------------    ------------    ------------
     Gross profit                              138,112         193,269         456,892         701,919
Operating expenses:
     Selling and marketing                      16,349         102,690         128,378         410,900
     Tour and pro contracts                     18,849          17,598          61,163          56,624
     General and administrative                221,326         462,516         819,746       1,316,103
     Depreciation and amortization               5,625          18,659          18,812          58,793
                                          ------------    ------------    ------------    ------------
        Total operating expenses               262,149         601,463       1,028,099       1,842,420
                                          ------------    ------------    ------------    ------------
Loss from operations                          (124,037)       (408,194)       (571,207)     (1,140,501)

Other income (expense):
     Interest income                                --           1,561              --          15,245
     Interest expense                          (39,941)       (314,280)     (1,105,901)     (1,412,713)
     Other, net                                     --        (122,554)         (5,139)        (19,281)
                                          ------------    ------------    ------------    ------------
        Total expense, net                     (39,941)       (435,273)     (1,111,040)     (1,416,749)
                                          ------------    ------------    ------------    ------------
Loss before provison for income taxes         (163,978)       (843,467)     (1,682,247)     (2,557,250)

Provision for income taxes                          --              --           2,400           2,400
                                          ------------    ------------    ------------    ------------
Net loss                                  $   (163,978)   $   (843,467)   $ (1,684,647)   $ (2,559,650)
                                          ============    ============    ============    ============

Loss per common share-basic and diluted   $         --    $      (0.02)   $      (0.04)   $      (0.07)
                                          ============    ============    ============    ============
Weighted average number of common
shares outstanding -
     Basic and diluted                      40,445,076      37,643,882      40,445,076      37,069,612
                                          ============    ============    ============    ============

     See accompanying notes to condensed consolidated financial statements.

--------------------------------------------------------------------------------
Page F-2

                 GOLFGEAR INTERNATIONAL, INC., AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (UNAUDITED)

                                                                       2004           2003
                                                                   -----------    -----------
Cash flows from operating activities:
    Net loss                                                       $(1,684,647)   $(2,559,650)
    Adjustments to reconcile net loss to net cash used in
    operating activities:
         Amortization of deferred compensation                          33,470         25,101
         Depreciation and amortization                                  18,811         57,043
         Accrued interest on stock purchase note receivable                 --        (15,234)
         Amortization of debt discount                                 977,778      1,030,695
         Amortization of deferred financing costs                           --        222,400
         Provision for bad debts                                            --         50,205
         Loss on disposal of assets                                      5,963             --
         Gain on settlement of accounts payable                             --        (98,208)
         Forgiveness of purchase note receivable                            --        150,000
    Changes in operating assets and liabilities:
    (Increase) decrease in:
         Accounts receivable                                           123,723        160,049
         Inventories                                                    69,379          6,413
         Prepaid expenses                                               71,075         40,633
         Deferred advertising costs                                         --           (600)
         Deposits                                                          646             --
    Increase (decrease) in:
         Accounts payable and accrued expenses                         298,451        258,374
         Accrued product warranties                                       (837)       (24,763)
         Accrued interest payable                                       88,821        131,079
         Deferred licensing revenue                                    (50,303)       (30,622)
                                                                   -----------    -----------
    Net cash used in operating activities                              (47,670)      (597,085)
                                                                   -----------    -----------
Cash flows used in investing activities:
    Purchases of property and equipment                                 (6,250)        (8,251)
                                                                   -----------    -----------
Cash flows from financing activities:
    Repayments on bank lines of credit                                (109,223)        (5,344)
    Proceeds from issuance of common stock                                  --        280,000
    Repayments on convertible debt                                    (100,000)            --
    Repayment of notes payable                                              --        (10,000)
    Repayment of common stock purchase note receivable                      --        225,000
    Proceeds from notes payable to stockholder                         126,001             --
    Collection of amount due from stockholder
         for convertible debenture financing                           100,000             --
    Proceeds from exercise of stock options                                 --            500
                                                                   -----------    -----------
    Net cash provided by financing activities                           16,778        490,156
                                                                   -----------    -----------
Net decrease in cash                                                   (37,142)      (115,180)

Cash, beginning of period                                               60,339        117,018
                                                                   -----------    -----------
Cash, end of period                                                $    23,197    $     1,838
                                                                   ===========    ===========

--------------------------------------------------------------------------------
Page F-3

                 GOLFGEAR INTERNATIONAL, INC., AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                  NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (UNAUDITED)

Continued                                                                         2004           2003
                                                                              -----------    -----------
Supplemental disclosures of cash flow information:
Cash paid for interest                                                        $    42,694    $    23,011
                                                                              ===========    ===========
Cash paid for income taxes                                                    $       --     $       --
                                                                              ===========    ===========
Supplemental disclosures of noncash investing
and financing activities:
     Cancellation of common stock issued for
         deferred financing costs                                             $       --     $    24,601
                                                                              ===========    ===========
     Assignment of accounts payable and accrued expenses                      $       --     $   294,994
                                                                              ===========    ===========
     Assignment of notes payable and accrued interest                         $       --     $   290,404
                                                                              ===========    ===========
     Settlement of common stock purchase note receivable                      $       --     $   585,398
                                                                              ===========    ===========
     Settlement of convertible debenture with transfer of inventory           $   100,000    $       --
                                                                              ===========    ===========

    See accompanying notes to condensed consolidated financials statements.

--------------------------------------------------------------------------------
Page F-4

                     GOLFGEAR INTERNATIONAL AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                           SEPTEMBER 30, 2004 AND 2003

1.  BASIS OF PRESENTATION

         Management of GolfGear International, Inc. (the "Company) has prepared, without audit, the accompanying condensed consolidated financial statements for the nine-months ended September 30, 2004 and 2003. The information furnished has been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial reporting. Accordingly, certain disclosures normally included in a complete set of financial statements prepared in accordance with GAAP have been condensed or omitted. In the opinion of management, all adjustments considered necessary for the fair presentation of the Company's financial position, results of operations and cash flows have been included and are only of a normal recurring nature. The results of operations for the nine months ended September 30, 2004 are not necessarily indicative of the results of operations for the year ended December 31, 2004. The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 2003.

2.  LIQUIDITY AND MANAGEMENT'S PLANS

         During the third quarter of 2004, the Company suspended normal operations, including expanding brands and product offerings, new marketing programs, and direct marketing to customers, due to a lack of operating working capital resources. To the extent that the Company is unable to secure financing in 2005, the Company's liquidity and ability to continue to conduct operations will be impaired. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Since inception, the Company has incurred recurring losses and requires additional capital to finance continuing operations. The Company incurred losses of $1,684,647 and $2,559,650 for the nine months ended September 30, 2004 and 2003, respectively. As of September 30, 2004, the Company had a working capital deficit of $3,875,719 and a stockholders' deficit of $3,781,479. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that may result should the Company be unable to continue as a going concern.

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

--------------------------------------------------------------------------------
Page F-5

                     GOLFGEAR INTERNATIONAL AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                           SEPTEMBER 30, 2004 AND 2003

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

Inventories

         Inventories are stated at the lower of cost (first-in, first-out) or estimated market. Market is determined by comparison with recent sales or estimated net realizable value. During the nine months ended September 30, 2004, the Company sold all of its inventories.

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

Long-Lived Assets

         In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company evaluates the carrying value of long-lived assets for impairment whenever events or change in circumstances indicate that such carrying values may not be recoverable. Under SFAS No. 144, the Company estimates the future undiscounted cash flows derived from an asset to assess whether or not a potential impairment exists when events or circumstances indicate the carrying value of a long-lived asset may differ. An impairment loss is recognized when the undiscounted future cash flows are less than its carrying amount. The Company uses its best judgment based on the most current facts and circumstances surrounding its business when applying these impairment rules to determine the timing of the impairment test, the undiscounted cash flows used to assess impairments and the fair value of a potentially impaired asset. Changes in assumptions used could have a significant impact on the Company's assessment of recoverability. At September 30, 2004, the Company determined that no impairment loss was necessary. There can be no assurance, however, that demand for the Company's products will continue, which could result in impairment of long-lived assets in the future.

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

--------------------------------------------------------------------------------
Page F-6

                     GOLFGEAR INTERNATIONAL AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                           SEPTEMBER 30, 2004 AND 2003

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

Fair Value of Financial Instruments

         The Company's financial instruments consist of cash, accounts receivable, accounts payable, accrued expenses, notes payable and convertible debentures. The carrying value for all such instruments, except the convertible debentures and notes payable to stockholder, considering the terms, approximates fair value at September 30, 2004. The fair value of convertible debentures and notes payable to stockholder are not determinable as equivalent instruments could not be located.

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

         Licensing revenue is recognized when earned per the terms of royalty agreements. Occasionally, licensees pay royalties in advance, which are recorded as deferred licensing revenue in the accompanying condensed consolidated balance sheet until such time they are earned.

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

 Advertising

         Advertising costs for the nine months ended September 30, 2004 and 2003 were $27,726 and $130,149, respectively, which is included in selling and marketing expenses in the accompanying condensed consolidated statements of operations.

Basic and Diluted Loss Per Share

         Basic earnings (loss) per common share are computed based on the weighted average number of shares outstanding for the period. Diluted earnings
(loss) per share is computed by dividing net income (loss) by the weighted average shares outstanding assuming all dilutive potential common shares are issued. Basic and diluted loss per share is the same as the effect of stock options and warrants on loss per share are anti-dilutive and thus not included in the diluted loss per share calculation. However, the impact under the treasury stock method of dilutive stock options and warrants would have been zero incremental shares for nine months ended September 30, 2004 and 2003, respectively.

Reclassifications

         Certain prior period amounts have been reclassified to conform to the current period presentation.

--------------------------------------------------------------------------------
Page F-7

                     GOLFGEAR INTERNATIONAL AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                           SEPTEMBER 30, 2004 AND 2003

Segment and Geographic Information

         The Company operates in one business segment. The Company sells to customers in the United States and the Far East. During the three months ended September 30, 2004 and 2003 the Company had no international sales. Sales for the nine months ended September 30, 2004 and 2003 to customers internationally were $30,732 and $39,039, respectively.

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

                                         Three Months                    Nine Months
                                     Ended September 30,              Ended September 30,
                                ----------------------------     ----------------------------
                                    2004             2003            2004             2003
                                -----------    -------------     -----------    -------------
Net loss as reported            $  (163,978)   $    (843,467)    $(1,684,647)   $  (2,559,650)
Deduct:  Total stock-
based employee
compensation under fair
value based method for
all awards, net of
related tax effects                      --          (36,917)             --         (111,584)
                                -----------    -------------     -----------    -------------
Pro forma net loss              $  (163,978)   $    (880,384)    $(1,684,647)   $  (2,671,234)
                                ===========    =============     ===========    =============

Basic and diluted loss
per share - as reported         $        --    $       (0.02)    $     (0.04)   $       (0.07)
                                ===========    =============     ===========    =============
Basic and diluted loss
per share - pro forma           $        --    $       (0.02)    $     (0.04)   $       (0.07)
                                ===========    =============     ===========    =============

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

--------------------------------------------------------------------------------
Page F-8

                     GOLFGEAR INTERNATIONAL AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                           SEPTEMBER 30, 2004 AND 2003

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

4.  BANK LINES OF CREDIT

         The Company had a $250,000 bank line collateralized by eligible accounts receivable. The line of credit originally matured on December 9, 2003 and was extended to June 2004. Outstanding borrowings bore interest at 28% annually. Interest was payable monthly. There were no outstanding borrowings under this line at September 30, 2004. The Company also had an unsecured $70,000 line of credit with another bank. Interest was payable monthly at a variable rate (10% at September 30, 2004). There were no outstanding borrowings under this line at September 30, 2004 as the line was closed and paid in full in September 2004. Interest expense related to the bank lines of credit was $16,779 and $30,182 for the nine months ended September 30, 2004 and 2003, respectively.

5.  CONVERTIBLE   DEBENTURES  DUE  TO  RELATED  PARTIES  AND  NOTES  PAYABLE  TO
STOCKHOLDER

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

--------------------------------------------------------------------------------
Page F-9

                     GOLFGEAR INTERNATIONAL AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                           SEPTEMBER 30, 2004 AND 2003

         The conversion feature of the convertible debentures provides for a rate of conversion that is below market value, resulting in a beneficial conversion feature. The Company estimated the fair value of the beneficial conversion feature to be $1,000,000 at date of issuance, and recorded such conversion feature as a debt discount. The Company recorded interest expense of $977,778 during the nine months ended September 30, 2004 related to the amortization of the debt discount.

          During the three months ended September 30, 2004, a director and stockholder advanced the Company $126,001 to be used for working capital. The advances are non-interest bearing and are due on demand.

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

         The costs incurred in connection with the convertible debenture financing were capitalized as deferred financing costs and are were amortized over the term of the convertible debentures. Amortization of deferred financing costs was $222,400 during the nine months ended September 30, 2003, and is included in interest expense in the accompanying condensed consolidated statements of operations.

         In January and February 2004, the Company repaid an additional $200,000 in debentures, including accrued interest, which was satisfied with approximately $122,000 cash and inventories valued at $100,000. The Company continues to accrue interest on all outstanding debentures at the face rate of interest.

         Interest expense related to the convertible debentures was $73,592 and $1,148,165 for the nine months ended September 30, 2004 and 2003, respectively. For the nine months ended September 30, 2003, $1,030,695 related to the amortization of the debt discount. Accrued interest at September 30, 2004 related to the convertible debentures was $217,684.

7.  STOCKHOLDERS' EQUITY

         During the nine months ended September 30, 2003, the Company issued 2,800,000 shares of common stock for exercised warrants at $0.10 per share. During the nine months ended September 30, 2003, the Company issued 50,000 shares of common stock for exercised options at $0.01 per share.

         During the nine months ended September 30, 2004, the Company issued no equity instruments.

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

--------------------------------------------------------------------------------
Page F-10

                     GOLFGEAR INTERNATIONAL AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                           SEPTEMBER 30, 2004 AND 2003

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

         The Company is currently in default for payment of amounts due to Mr. Anderson under the Settlement Agreement. On February 15, 2005, Mr. Anderson received a judgment for $76,310 due to him under the terms of the Settlement Agreement. Pursuant to the Settlement Agreement, the Company agreed to issue a new stock certificate to Mr. Anderson for a stolen stock certificate for 2,642,625 shares of the Company's common stock. As of July 22, 2005, the Company has not issued this stock certificate. Mr. Anderson will dismiss the lawsuit upon the Company's full performance of the Settlement Agreement.

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

--------------------------------------------------------------------------------
Page F-11

                     GOLFGEAR INTERNATIONAL AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                           SEPTEMBER 30, 2004 AND 2003

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

         The  following   table  presents  a  summary  of  the  effects  of  the
restatement adjustments on the Company's consolidated statement of operations for the three and nine months ended September 30, 2003:

Consolidated statements of operations:

                                     Three Months Ended September 30,             Nine Months Ended September 30,
                                ----------------------------------------     ------------------------------------------
                                As previously                               As previously
                                  reported     Adjustments    As restated     reported      Adjustments    As restated
                                -----------    -----------    -----------    -----------    -----------    ------------
Interest expense                $   128,349    $   185,931    $   314,280    $   404,884    $ 1,007,829    $ 1,412,713
Depreciation and amortization        16,909          1,750         18,659         53,543          5,250         58,793
Net loss                           (655,786)      (187,681)      (843,467)    (1,546,571)    (1,013,079)    (2,559,650)
Loss per common share -
   basic and diluted            $     (0.02)   $        --    $     (0.02)   $     (0.04)   $     (0.03)   $     (0.07)

10.  SUBSEQUENT EVENTS

         From January 2004 through June 2005, a director and stockholder has advanced $340,000 to the Company to be used for working capital. The Company has received these funds and recorded them as loans from stockholder of $185,600 during 2004 and $154,400 during 2005.

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

--------------------------------------------------------------------------------
Page F-12

                     GOLFGEAR INTERNATIONAL AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                           SEPTEMBER 30, 2004 AND 2003

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The following discussion should be read in conjunction with the condensed unaudited consolidated financial statements and notes thereto of the Company appearing elsewhere in this report. Such financial statements have been prepared to reflect the Company's financial position as of September 30, 2004, together with the results of operations for the three and nine months ended September 30, 2004 and 2003, and cash flows for the nine months ended September 30, 2004 and 2003.

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

--------------------------------------------------------------------------------
Page 1

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

         See Note 9 to the accompanying condensed consolidated financial statements included in this Quarterly Report on Form 10-QSB for a summary of the effects of the restatement adjustments on the Company's consolidated statement of operations for the three and nine months ended September 30, 2003. The information provided in the accompanying Management's Discussion and Analysis of Financial Condition and Results of Operations reflects the effect of the restatement adjustments.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

         Net sales decreased to $139,660 in 2004 from $438,336 in 2003, a decrease of $298,676 or 68.1%. The decrease in net sales in 2004 as compared to 2003 is a result of the Company's lack of inventory and marketing efforts. The Company lacked the financial resources necessary to acquire inventory or sustain marketing efforts.

         Gross profit decreased to $138,112 in 2004 from $193,269 in 2003, and increased as a percentage of net sales to 98.9% in 2004 from 44.1% in 2003. The increase in gross profit as a percentage in 2004 is due to the Company selling off previously written off obsolete inventory.

         Selling and marketing expenses decreased to $16,349 in 2004 (11.7% of net sales) from $102,690 in 2003 (23.4% of net sales), a decrease of $86,341. In 2004, the Company lacked the financial resources necessary to acquire inventory or sustain marketing efforts.

         Tour and pro contract expenses increased to $18,849 in 2004 (13.5% of net sales) from $17,598 in 2003 (4% of net sales), an increase of $1,251. Tour and pro contract expenses increased in 2004 as compared to 2003 as a result of prior contractual obligations.

         General and administrative expenses decreased to $221,326 in 2004 from $462,516 in 2003, a decrease of $241,190. In 2004, the Company's limited resources required reducing non-essential expenses, including reduction in personnel.

         Depreciation and amortization decreased to $5,625 in 2004 from $18,659 in 2003, a decrease of $13,034. The decrease is a result of the write off of certain intangible assets in 2003 which became impaired.

         Interest expense decreased to $39,941 in 2004 from $314,280 in 2003. The increase in interest expense in 2003 was primarily due to the increase in interest expense related to the convertible debenture financing. The Company incurred deferred financing costs and recorded a debt discount related to a beneficial conversion feature and the estimated fair value of warrants issued in as part of the financing.

         Net loss was $163,978 for 2004 as compared to a net loss of $843,467 for 2003. The decrease in the net loss is primarily related to the closing of business activities.

--------------------------------------------------------------------------------
Page 2

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

         Net sales decreased to $716,685 in 2004 from $1,614,807 in 2003, a decrease of $898,122 or 55.6%. The decrease of sales in 2004 as compared to 2003 is a result of the Company's lack of inventory and marketing efforts. The Company lacked the financial resources necessary to acquire inventory or sustain marketing efforts.

         Gross profit decreased to $456,892 in 2004 from $701,919 in 2003, an increase as a percentage of net sales to 63.8% in 2004 from 43.5% in 2003. The increase in gross profit as a percentage in 2004 is due to the Company selling off previously written off obsolete inventory.

         Selling and marketing expenses decreased to $128,378 in 2004 (17.9% of net sales) from $410,900 in 2003 (25.5% of net sales), a decrease of $282,522. In 2004, the Company lacked the financial resources necessary to acquire inventory or sustain marketing efforts.

         Tour and pro contract expenses increased to $61,163 in 2004 (8.5% of net sales) from $56,624 in 2003 (3.5% of net sales), an increase of $4,539. Tour and pro contract expenses increased in 2004 as compared to 2003 as a result of prior contractual obligations.

         General and administrative expenses decreased to $819,746 in 2004 from $1,316,103 in 2003, a decrease of $496,357. In 2004, the Company's limited resources required reducing non-essential expenses, including reduction in personnel.

         Depreciation and amortization decreased to $18,812 in 2004 from $58,793 in 2003, a decrease of $39,981. The decrease is a result of the write off of certain intangible assets in 2003 which became impaired.

         Interest expense decreased to $1,105,901 in 2004 from $1,412,713 in 2003. The increase in interest expense in 2003 was primarily due to the interest expense related to the $2,100,000 convertible debenture financing in 2002. The Company incurred deferred financing costs and recorded a debt discount related to a beneficial conversion feature and the estimated fair value of warrants issued as part of the financing. The interest expense in 2004 was primarily due to the interest expense related to the $1,000,000 convertible debenture financing in December 2003.

         Net loss was $1,684,647 for 2004 as compared to a net loss of $2,559,650 for 2003. The decrease in the net loss is primarily related to the closing of business activities.

Liquidity and Capital Resources

         The condensed consolidated financial statements as of nine months ended September 30, 2004 have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the consolidated financial statements do not purport to represent the realizable or settlement values. The Company has suffered recurring operating losses and requires additional financing to continue operations. For the nine months ended September 30, 2004, the Company incurred a loss of $1,684,647; cash used in operating activities of $47,670; had a working capital deficit of $3,875,719; and a stockholders' deficit of $3,781,479. As a result of these factors, among others, there is substantial doubt about the Company's ability to continue as a going concern.

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

--------------------------------------------------------------------------------
Page 3

Operating Activities

         The Company's operations used cash of $47,670 during the nine months ended September 30, 2004, as compared to utilizing cash of $597,085 during the nine months ended September 30, 2003. The decrease in cash utilized in operating activities in 2004 as compared to 2003 was primarily a result of higher gross margins, increased accounts payable, collection of accounts receivable and utilization of prepaid expenses and inventory. At September 30, 2004, cash was $23,197; representing a decrease of $37,142, as compared to $60,339 at December 31, 2003. The Company had a working capital deficit of $3,875,719 at September 30, 2004, as compared to a working capital deficit of $2,243,712 at December 31, 2003.

Investing Activities

         During the nine months ended September 30, 2004 and 2003, net cash used in investing activities was $6,250 and $8,251, respectively.

Financing Activities

         During the nine months ended September 30, 2004, the Company used cash in financing activities by the repayment on lines of credit by $109,223; and the repayment of convertible debt by $200,000; offset by the receipt of working capital from a stockholder of $126,001. During the nine months ended September 30, 2003, the Company provided cash in financing activities from the reduction of a common stock purchase note receivable of $225,000; and received an aggregate of $280,500 from the issuance of common stock; offset by the repayment of its borrowings on lines of credit by $5,344; and the repayment of notes payable of $10,000.

         Funds from these transactions have been used for working capital, sales and marketing, tour promotion, inventory purchases, accounts payable, patent development, completion of the direct response program and general operating expenses.

         We believe that our cash flow from operations (if any), our September 30, 2004 cash balance, additional capital raised and the borrowing capacity available under the line of credit, will not be sufficient to meet our projected capital expenditures, working capital and other cash requirements for the near future. In order for the Company to continue its growth plan, additional funding will be required from outside sources.

         From January 2004 through July 2005, a director and stockholder has advanced $340,000 to the Company to be used for working capital. The Company has received these funds and recorded them as loans from stockholder of $185,600 during 2004 and $154,400 during 2005.

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

Off Balance Sheet Arrangements

         As of September 30, 2004, the Company has no off balance sheet arrangements.

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

--------------------------------------------------------------------------------
Page 4

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

--------------------------------------------------------------------------------
Page 5

         As of September 30, 2004, management has determined that no such impairment exists and therefore, no adjustments have been made to the carrying values of long-lived assets. There can be no assurance, however, that market conditions will not change or demand for the Company's services and products will continue which could result in impairment of long-lived assets in the future.

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

--------------------------------------------------------------------------------
Page 6

ITEM 3.  CONTROLS AND PROCEDURES

         (a) Evaluation of Disclosure Controls and Procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures. Based upon that evaluation, the CEO and CFO concluded that as of September 30, 2004 our disclosure controls and procedures are of limited effectiveness at the reasonable assurance level such that the information relating to the Company, required to be disclosed in SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company's management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

         (b) Changes in internal control over financial reporting. There has been no change in the Company's internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

--------------------------------------------------------------------------------
Page 7

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









--------------------------------------------------------------------------------
Page 8

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          GOLFGEAR INTERNATIONAL, INC.
                          ----------------------------
                                  (Registrant)

Date:  July 27, 2005        /s/ Daniel C. Wright
                            -------------------------
                            Daniel C. Wright
                            President, Chief Executive Officer
                            and Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit 31 Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a).

Exhibit 32 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.