Form 10KSB
period 2004-12-31
GOLFGEAR INTERNATIONAL INC
filed 2005-09-19
CIK 1053210

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

{X} Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                   For the fiscal year ended December 31, 2004

{ } Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

           For the transition period from ___________ to ____________

                         Commission file number: 0-28007

                          GOLFGEAR INTERNATIONAL, INC.
              ----------------------------------------------------
              (Exact name of small business issuer in its charter)

            NEVADA                                      43-1627555
-------------------------------          ---------------------------------------
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and has been subject to such filing requirements for the past 90 days. Yes {X} No { }

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. { }

The issuer's net sales for the fiscal year ended December 31, 2004 were $729,863

The aggregate market value of the issuer's common stock held by non-affiliates of the Company as of August 15, 2005, was $638,780.

As of August 15, 2005, the issuer had 42,203,966 shares of Common Stock issued and outstanding. Transitional Small Business Disclosure Format: Yes { } No {X}

                                TABLE OF CONTENTS

Part I........................................................................2

   Item 1:     Business.......................................................2

   Item 2:     Properties....................................................12

   Item 3:     Legal Proceedings.............................................13

   Item 4:     Submission Of Matters To A Vote Of Security Holders...........13

Part II......................................................................14

   Item 5:     Market For Registrant's Common Stock And Related
               Shareholder Matters...........................................14

   Item 6:     Management's Discussion And Analysis Of Financial
               Condition And Results Of Operations...........................15

   Item 7:     Financial Statements..........................................20

   Item 8:     Changes In And Disagreements With Accountants
               On Accounting And Financial Disclosure........................21

   Item 8a:    Controls And Procedures.......................................21

   Item 8b:    Other Information.............................................21

Part III.....................................................................22

   Item 9:     Directors And Executive Officers Of The Registrant............22

   Item 10:    Executive Compensation........................................23

   Item 11:    Security Ownership Of Certain Beneficial
               Owners And Management.........................................24

   Item 12:    Certain Relationships And Related Transactions................24

   Item 13:    Exhibits......................................................25

   Item 14:    Principal Accountant Fees And Services........................26

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

Business Strategy

         The Company introduced the new over-sized Tsunami(R) line at the PGA show in Orlando in January of 2002. During the third quarter of 2004, the Company suspended normal operations, including expanding brands and product offerings, new marketing programs, and direct marketing to customers, due to a lack of operating working capital resources. To the extent that the Company is able to secure sufficient financing in 2005 the Company will reintroduce the new over-sized Tsunami(R) line using the Company's infomercial. The entire Tsunami(R) product line has been positioned at the high end of the golf market from a technology standpoint and are very competitively priced. The Company received notice from the USGA that its 450cc and 400cc drivers have passed the test for spring-like effect and are approved for play. The Company intends to increase its market visibility throughout Asia as well as Europe and Canada. It is currently evaluating existing international distributor relationships and considering new affiliations.

Overall Marketing Strategy

         The Company intends to concentrate its marketing efforts in direct marketing techniques, including direct response programs, which have evolved in recent years as a successful medium for marketing golf products. The Company's ability to aggressively pursue these marketing efforts is subject to the availability of adequate operating capital. The Company has completed and successfully tested a thirty-minute direct response program designed to promote the entire line of Tsunami(R) drivers. It is expected that the program will run on The Golf Channel, ESPN, ESPN2 and Fox Sports West. The program is hosted by Rick Dees, the nationally recognized DJ and host of the world-wide syndicated "Weekly Top 40", and features independent testing results, testimonials from professional and amateur golfers, interviews with Company engineers and scientists and run approximately thirty minutes. Shorter spots consisting of 30, 60 and 90 second run times will also be aired during the same time frame and may be "tagged" along with the Company's key retailers. The Company will also utilize current marketing trends which allow greater access to the golf consumer including direct advertising as well as to the on and off course shops.

         The golf club industry has been highly seasonal, with most companies experiencing the majority of sales between February and June. There are also additional sales occurring between October and December for the Christmas buying season.

         Most companies have used demo day programs to gain exposure at golf courses and private country clubs. The Company currently in negotiations with a noted PGA professional with plans to increase its exposure by becoming more active at key demo days. Technology driven, the Company is optimistic about this marketing strategy since the consumer has shown a desire for more technical information at recent demo events. The Company has performed extremely well when in direct competition with the biggest competitors in the business, outselling the competition at several events. The demo day programs are intended to supplement the Company's other promotional efforts.

Direct Response Programs and Other Marketing

         A direct response program is typically a thirty-minute program commonly called an infomercial that is used to introduce, brand, market and sell a product at the same time. The direct response program has been a popular way to save years of conventional marketing and selling methods, and is a faster and more efficient way to provide the consumer with technical information that may lead to a purchase. In the early stages of a direct response program campaign, the advertising produces substantial revenue and in some cases actually produces a profit. Over its life, the direct response program becomes a self-liquidating advertising campaign. A direct response program campaign is also supported by conventional selling methods.

         The value of direct response programs lies in the creation of millions of interested, informed and qualified prospects wanting to buy featured products in stores. For every one buyer in a direct campaign there are up to eight buyers that want the product but will not buy direct and will look for it in retail. In addition to selling products from television, direct response programs can be an excellent source of leads for telemarketing, for promoting a brand image and "pushing" the retail store activity. The Company has completed and tested a 30-minute direct response program designed to promote the Tsunami(R) line of drivers and has invested over $600,000 for its production. It is anticipated the program will run on The Golf Channel, ESPN, ESPN2 and Fox Sports West. The program is hosted by Rick Dees, the nationally recognized DJ, and features independent testing results, testimonials from professional and amateur golfers, interviews with Company engineers and scientists and run approximately thirty minutes. Shorter spots consisting of 30, 60 and 90 second run times will also be aired during the same time frame. The airing of this program is subject to available financing.

         Along with the direct response program, the Company intends to run a print media campaign that may include placement in publications such as the Wall Street Journal and USA Today, and leading golfing publications such as Golf Digest, subject to available financing.

Customers

         During the third quarter of 2004, the Company suspended normal operations, including expanding brands and product offerings, new marketing programs, and direct marketing to customers, due to a lack of operating working capital resources. Subsequent to the suspension of normal operations the Company has continued to sell to its foreign distributor. Typically during normal operations the Company sells to golf pro shops ("green grass") accounts and catalog and discount retailers ("off course") accounts. The Company has experienced some customer concentration in the past.

Employees

         On July 15, 2005, the Company employed one (1) full-time employee and no part-time employees. None of the Company's employees are covered by a collective bargaining agreement.

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

         The Company is negotiating with potential distributors in Japan. Currently the Company has a distribution agreement with Cloud Water of South Korea.

Technology

         Most of the Company's clubs feature its multi-patented, forged-face insert technology. The Company currently has ten (10) patents on its forged-face insert technology and three (3) patents on its putter technology.

         In the early 1990's, the Company, drawing on over twenty-five years of research, did what had never been done before: it installed a solid forged-face metal insert into the hitting area of an investment-cast shell. The Company's forged-face clubs combined the density, power and distance of solid forged metals with the weight distribution, forgiveness and accuracy possible only in investment cast woods and irons. The result is a club that gives measurably superior performance because it has a much more solid hitting area with more weight around the perimeter to provide an extra large sweet-spot.

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

         By attaching a solid forged-face metal insert into the cavity of a cast club, the Company believes that it has created the most solid hitting surface in golf and has put fifty percent more club head mass where it counts in the hitting area. When more mass meets the ball at impact and the mass is forged, not cast, maximum energy is transferred to the ball and shots travel significantly farther. Forged metal can do this because it is denser and has a more solid molecular structure than cast metals. Investment castings contain gas voids and porosity that can cause hairline cracks or cave-ins and create dead spots. Also, their porous finish and inconsistent internal structure can affect playability.

         Management believes that its patents are strong enough to eventually make the Company a significant player in the golf industry. On January 1, 1992, the face of golf equipment changed forever when a USGA and R&A rule was changed to allow metal woods and irons with inserts. The Company was founded in 1989 to prepare for the changes it anticipated in golf equipment design. In the opinion of management, the introduction of its patented forged-face woods and irons marked one of the most significant advancements in metal innovation and technology since the invention of the original metal wood more than twenty years earlier.

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

Product Line

         The Company's core product line is the Tsunami(R) driver, and fairway woods. The drive and feature forged titanium inserts that are inset into titanium or stainless steel shells, which incorporate the latest in graphite shafts and grips. The Tsunami(R) driver, offered in 400cc and 450cc volume is the Company's entry into the super-size driver category. The main body of the all-titanium Tsunami(R) driver is cast from aerospace-certified 6AL4V titanium and the face is fitted with a solid forged Beta 10:2:3 titanium insert. All of the Company's driver products conform to USGA regulations.

         The Company's patented insert technology is unique because it can be applied to any anticipated new trend in golf clubs, including size, shape or material. The Company already has developed prototypes of a new driver and woods using this technology. Although brand name golf equipment companies become known by their general consumer acceptance, the Company's experience indicates golfers today have a tendency to be attracted more by performance and technology and less by a name brand. The Company is actively developing new products that will be complimentary to its existing product line.

Recent Financings

         From January 2004 through July 2005, a director and stockholder has advanced approximately $240,000 to the Company to be used for working capital. The Company has received these funds and recorded them as notes payable to stockholder of approximately $166,000 during 2004 and $74,000 during 2005. The advances bear interest at 6% per annum and are due on demand.

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

         On December 30, 2003, the Company completed the sale of $1,000,000 of 5% convertible debentures to Quincy Investments Corp., a company affiliated with Peter Pocklington, Chairman, and MC Corp. These debentures were automatically convertible into 525,000 shares of Series A preferred stock of the Company within ninety days of the date of issuance. Pursuant to the terms of the debenture agreement, if the Company was unable to convert the debentures into shares of Series A preferred stock within ninety days of issuance, the debentures would become immediately due and payable in full, with interest continuing to accrue at the face rate of interest of 5% per annum. As of December 31, 2003, the Company had not received $100,000 in proceeds from Quincy, and accordingly, recorded $100,000 due from stockholder in its consolidated balance sheet. The amount was subsequently received in January 2004. As of August 1, 2005, the debentures are in default and are due on demand.

         Holders of the Series A preferred stock have the right to convert the Series A preferred stock into shares of common stock of the Company at conversion rates of 158:1 for Quincy and 161:1 for MC Corp. upon any of the following: (i) eighteen months after the date of issuance of the Series A preferred stock, (ii) a change of control, as defined, or (iii) upon the date the Company is no longer required to file report or financial statements with the United States Securities and Exchange Commission.

Recent Changes in Management and the Board of Directors

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

         In October 2004 the Company added Mr. Donald Berry as a director. Mr. Berry is regarded as one of Canada's premier health care sales and marketing executives. In 1997 as the Vice President of Western Canada for Ingram and Bell Medical, where he drove the company from number three in market share to number one in market position. While at Ingram and Bell the Western

Division contributed more then 50% of the company's annual gross profit despite the fact that Western Canada is less then 30% of the Canadian population. In 2002 Mr. Berry formed a partnership with Medical Mart Supplies West. As Executive Vice President and General Manager the Company has grown from negligible sales to over $7 million in a three-year period.

         In October 2004 the Company added Mr. Michael J Gobuty as a director. Mr. Gobuty started with Victoria Leather Garment MFG. Co. Ltd. in 1958. From an entry level position in the receiving department, he worked progressively through every job description in the organization to a position of complete control of the company. One of the largest companies of its kind in Canada, Victoria Leather manufactured and sold full lines of leather outerwear and sportswear. Currently Mr. Gobuty is in dual control of Gobuty's & Son's, where he is responsible for the production and sourcing of manufacturing in main land China.

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

         As of December 31, 2004 if all of the outstanding stock options and warrants were exercised, the 50 million authorized number of shares would be exceeded. Fully diluted shares would total approximately 220 million. The exercise of such outstanding options, warrants, and debt conversions will dilute the percentage ownership of the Company's stockholders, and any sales in the public market of shares of Common Stock underlying such securities may adversely affect prevailing market prices for the Common Stock. Moreover, the terms upon which the Company will be able to obtain additional equity capital may be adversely affected since the holders of such outstanding securities can be expected to exercise their respective rights therein at a time when the Company would, in all likelihood, be able to obtain any needed capital on terms more favorable to the Company than those provided in such securities.

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

Dependence on a Few Major Customers

         During the third quarter of 2004, the Company suspended normal operations, including expanding brands and product offerings, new marketing programs, and direct marketing to customers, due to a lack of operating working capital resources. Subsequent to the suspension of normal operations the Company has continued to sell to its foreign distributor. Typically during normal operations the Company sells to golf pro shops ("green grass") accounts and catalog and discount retailers ("off course") accounts. The Company has experienced some customer concentration in the past.

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

Dependence on Relationships with Retailers

         The Company principally relies upon its relationships with its retailers to market the Company's products. During the third quarter of 2004, the Company suspended normal operations, including expanding brands and product offerings, new marketing programs, and direct marketing to customers, due to a lack of operating working capital resources. Previously, the Company's account base consisted of select golf shops (on and off course retailers) throughout the United States. The Company maintained its relationship with such retailers both directly and through its independent sales representatives. International sales are generally conducted through the use of foreign distributors in specific countries. Although the Company intends to market its products competitively and to develop business relationships with new retailers, there can be no assurances that the Company can successfully expend its retailer base to a level sufficient to reach profitable operations.

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

Control of the Company by Officers and Directors

         The Company's officers and directors beneficially own approximately eighty-nine percent (89%) of the outstanding shares of the common stock. As a result, such persons, acting together, have the ability to exercise significant influence over all matters requiring stockholder approval. Accordingly, it could be difficult for the investors hereunder to effectuate control over the affairs of the Company. Therefore, it should be assumed that the officers, directors, and principal common shareholders who control the majority of voting rights will be able, by virtue of their stock holdings, to control the affairs and policies of the Company.

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

         The Company is currently in default for payment of amounts due to Mr. Anderson under the Settlement Agreement. On February 15, 2005, Mr. Anderson received a judgment for $76,310 due to him under the terms of the Settlement Agreement. Pursuant to the Settlement Agreement, the Company agreed to issue a new stock certificate to Mr. Anderson for a stolen stock certificate for 2,642,625 shares of the Company's common stock. As of August 1, 2005, the Company has not issued this stock certificate. Mr. Anderson will dismiss the lawsuit upon the Company's full performance of the Settlement Agreement.

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

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There has been no submission of matters to a vote of security holders during the fiscal year ended December 31, 2004.

PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

         The Company's Common Stock is traded on NASDAQ's Over the Counter Bulletin Board using the symbol "GEAR". The following table sets forth for the years ended 2004, 2003 and 2002 quarterly high and low sales prices of the Company's common stock as reported on NASDAQ for the periods indicated.

                                                 High            Low
                                                ------         ------
Year Ending December 31, 2004
      First Quarter                             $ 0.07         $ 0.04
      Second Quarter                            $ 0.05         $ 0.02
      Third Quarter                             $ 0.05         $ 0.05
      Fourth Quarter                            $ 0.04         $ 0.03

Year Ended December 31, 2003
      First Quarter                             $ 0.19         $ 0.26
      Second Quarter                            $ 0.22         $ 0.16
      Third Quarter                             $ 0.19         $ 0.07
      Fourth Quarter                            $ 0.10         $ 0.06

Year Ended December 31, 2002
      First Quarter                             $ 0.27         $ 0.02
      Second Quarter                            $ 0.70         $ 0.17
      Third Quarter                             $ 0.45         $ 0.20
      Fourth Quarter                            $ 0.31         $ 0.14

         As of August 15, 2005, there were approximately 204 holders of record of the Company's Common Stock.

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

         The exercise price per share of incentive stock options granted under the 1997 Plan must be at least equal to the fair market value of the common stock on the date of the grant. With respect to any participant who owns shares representing more than 10% of the voting power of all classes of the Company's outstanding capital stock, the exercise price of any incentive or non-statutory stock options must be equal to at least 110% of the fair market value of the grant date, and the maximum term of the option must not exceed five years. Upon a merger of the Company, the options outstanding under the 1997 Plan will terminate unless assumed or substituted by the successor corporation. As of December 31, 2004, 1,138,330 options have been granted and 1,504,295 options are available for grant under the 1997 Plan.

ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This Annual Report on Form 10-KSB for the year ended December 31, 2004 contains "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, including statements that include the words "believes", "expects", "anticipates", or similar expressions. These forward-looking statements include, among others, statements concerning the Company's expectations regarding its working capital requirements, gross margin, results of operations, business, growth prospects, competition and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements included in this Annual Report on Form 10-KSB for the year ended December 31, 2004 involve known and unknown risks, uncertainties and other factors that could cause the actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein.

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

Results of Operations

Years Ended December 31, 2004 and 2003

         Net sales decreased to $729,863 in 2004 from $1,973,135 in 2003, a decrease of $1,243,272. The decrease in net sales in 2004 as compared to 2003 is a result of the Company's lack of inventory and marketing efforts. The Company lacked the financial resources necessary to acquire inventory or sustain marketing efforts.

         Gross profit decreased to $463,515 in 2004 from $561,904 in 2003, and increased as a percentage of net sales to 63.5% in 2004 from 28.5% in 2003. The increase in gross profit as a percentage of net sales in 2004 is due to the Company negotiating better pricing from its suppliers and selling off previously written off obsolete inventory.

         Selling and marketing expenses decreased to $107,668 in 2003 (14.8% of net sales) from $1,061,355 in 2003 (53.8% of net sales), a decrease of $953,687. In 2004, the Company lacked the financial resources necessary to acquire inventory or sustain marketing efforts.

         Tour and pro contract expenses decreased to $72,320 in 2004 from $75,760 in 2003, a decrease of $3,440. Tour and pro contract expenses remained relatively equivalent in 2004 as compared to 2003 as a result of prior contractual obligation.

         General and administrative expenses decreased to $900,799 in 2004 from $1,795,546 in 2003, a decrease of $894,747. In 2004, the Company's limited resources required reducing non-essential expenses, including reduction in personnel.

         Depreciation and amortization decreased to $24,437 in 2004 from $58,274 in 2003, a decrease of $33,837. The decrease is a result of the Company's downsizing and disposal of certain non-essential assets.

         Interest expense decreased to $1,147,364 in 2004 from $1,667,801 in 2003. Interest expense in 2003 was primarily due to the increase in interest expense related to the $2,100,000 convertible debenture financing which closed in June 2002. In connection with the financing, the Company incurred deferred financing costs and recorded a debt discount related to a beneficial conversion feature and the estimated fair value of warrants issued in as part of the financing. The deferred financing costs were amortized over the 18-month term of the convertible debentures and were recorded as interest expense. The interest expense in 2004 was primarily due to the interest expense related to the $1,000,000 convertible debenture financing in December 2003.

         Net loss was $1,796,613 for 2004 as compared to a net loss of $4,157,599 for 2003. The decrease in the net loss is primarily related to the downsizing of the business activities.

Liquidity and Capital Resources

         The consolidated financial statements as of and for the year ended December 31, 2004 have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the consolidated financial statements do not purport to represent the realizable or settlement values. The Company has suffered recurring operating losses and requires additional financing to continue operations. For the year ended December 31, 2004, the Company incurred a loss from operations of $641,709 and a net loss of $1,796,613; operating activities used cash of $111,289; had a working capital deficit of $3,970,902 and a stockholders' deficit of $3,882,288. As a result of these factors, among others, there is substantial doubt about the Company's ability to continue as a going concern.

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

Operating Activities

         The Company's operations used cash of $111,289 during the year ended December 31, 2004, as compared to utilizing cash of $998,762 during the year ended December 31, 2003. The decrease in cash utilized in operating activities in 2004 as compared to 2003 was primarily a result of the Company suspending normal operations, including expanding brands and product offerings, new marketing programs, and direct marketing to customers, due to a lack of operating working capital resources. At December 31, 2004, cash was zero representing a decrease of $60,339, as compared to $60,339 at December 31, 2003. The Company had a working capital deficit of $3,970,902 at December 31, 2004, as compared to a working capital deficit of $2,243,712 at December 31, 2003.

Investing Activities

         During the years ended December 31, 2004 and 2003, net cash used in investing activities was $6,250 and $41,746, respectively. In 2003, the Company opened a fitting center in Rancho Mirage, California and capitalized various leasehold improvements. The fitting center never met the Company's revenue projections and was closed in early 2004. Due to the closure, the leasehold improvements were deemed impaired at December 31, 2003, and are reflected in loss on disposal of assets in the consolidated statement of operations for the year ended December 31, 2003.

Financing Activities

         During the year ended December 31, 2002, the Company sold $2,100,000 in the form of convertible debentures. The debentures are convertible into common stock at $0.25 per share for a period of twelve months commencing six months after the initial sale of the debentures. The Company's patents secure the debentures. For each share of common stock issued upon conversion of the debentures, one common stock purchase warrant will be issued, which will be exercisable for a period of eighteen months at $0.10 per share. The Company has repaid a total of $900,000 in principal related to these convertible debentures.

         On December 16, 2002, the Company's board of directors approved a modification to the warrants whereby the holder, without the prior conversion of the debenture, could exercise the warrant. As a result of the modification to the warrants, in the first quarter of 2003 debenture holders exercised 2,800,000 warrants at $.10 per share resulting in the issuance of 2,800,000 shares of common stock for $280,000 in gross proceeds.

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

         As of December 31, 2004 the Company has no further borrowings under its secured line of credit arrangements with banks as the arrangements expired in 2004.

        From January 2004 through July 2005, a director and stockholder has advanced approximately $240,000 to the Company to be used for working capital. The Company has received these funds and recorded them as notes payable to stockholder of approximately $166,000 in 2004 and $74,000 during 2005. The advances bear interest at 6% per annum and are due on demand.

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

Long-Lived Assets

         In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company evaluates the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate that such carrying values may not be recoverable. Under SFAS No. 144, the Company estimates the future undiscounted cash flows derived from an asset to assess whether or not a potential impairment exists when events or circumstances indicate the carrying value of a long-lived asset may differ. An impairment loss is recognized when the undiscounted future cash flows are less than its carrying amount. The Company uses its best judgment based on the most current facts and circumstances surrounding its business when applying these impairment rules to determine the timing of the impairment test, the undiscounted cash flows used to assess impairments and the fair value of a potentially impaired asset. Changes in assumptions used could have a significant impact on the Company's assessment of recoverability. At December 31, 2004 the Company determined that no impairment loss was necessary. There can be no assurance, however, that demand for the Company's products will continue, which could result in impairment of long-lived assets in the future.

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

Recent Accounting Pronouncements

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

         In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment," to provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement No. 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS No. 123(R) replaces SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that statement permitted entities the option of continuing to apply the guidance in APB Opinion No. 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. The Company will be required to apply SFAS No. 123(R) as of the first annual reporting period that begins after December 15, 2005. The Company is in the process of evaluating whether the adoption of SFAS No. 123(R) will have a significant impact on the Company's overall results of operations or financial position.

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

ITEM 7: FINANCIAL STATEMENTS

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

         Report of Independent Registered Public Accounting Firm...........F-1

         Consolidated Balance Sheets at December 31, 2004 and 2003.........F-2

         Consolidated Statements of Operations
             for the years ended December 31, 2004 and 2003................F-3

         Consolidated Statements of Stockholders' Deficit
             for the years ended December 31, 2004 and 2003................F-4

         Consolidated Statements of Cash Flows
             for the years ended December 31, 2004 and 2003................F-5

         Notes to Consolidated Financial Statements........................F-7

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
GolfGear International, Inc.:

We have audited the accompanying consolidated balance sheets of GolfGear International, Inc. and subsidiaries (the "Company") as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GolfGear International, Inc. and subsidiaries as of December 31, 2004 and 2003 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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


CORBIN & COMPANY, LLP

Irvine, California
August 1, 2005

                  GOLFGEAR INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2004 AND 2003

                                                                           2004            2003
                                                                       ------------    ------------
ASSETS
Current assets:
     Cash                                                              $         --    $     60,339
     Accounts receivable, net of allowance for doubtful accounts
         of $37,784 and $49,713, respectively                                11,189         131,395
     Due from stockholder for convertible debenture financing                    --         100,000
     Inventories                                                                 --         169,379
     Prepaid expenses                                                            --          74,995
                                                                       ------------    ------------
Total current assets                                                         11,189         536,108

Property and equipment, net                                                  19,552          34,049
Other assets:
     Intangible assets, net                                                  61,938          71,591
     Deposits                                                                 7,124           7,770
                                                                       ------------    ------------
Total assets                                                           $     99,803    $    649,518
                                                                       ============    ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
     Accounts payable and accrued expenses                             $  1,189,229    $    900,873
     Accrued product warranties                                              90,713          91,683
     Accrued interest payable                                               302,549         172,339
     Bank lines of credit                                                        --         109,223
     Notes payable                                                           33,177          33,177
     Notes payable to stockholder                                           166,423              --
     Convertible debentures due to related parties, net of
         debt discount of $977,788 at December 31, 2003                   1,000,000          22,222
     Convertible debentures                                               1,200,000       1,400,000
     Deferred licensing revenue                                                  --          50,303
                                                                       ------------    ------------
Total current liabilities                                                 3,982,091       2,779,820
                                                                       ------------    ------------

Commitments and contingencies

Stockholders' deficit:
     Preferred stock, $.001 par value; 10,000,000 shares authorized;
         none issued and outstanding                                             --              --
     Common stock, $.001 par value; 50,000,000 shares authorized;
         40,445,076 shares issued and outstanding                            40,445          40,445
     Additional paid-in capital                                          14,275,837      14,275,837
     Deferred compensation                                                  (22,314)        (66,941)
     Accumulated deficit                                                (18,176,256)    (16,379,643)
                                                                       ------------    ------------
Total stockholders' deficit                                              (3,882,288)     (2,130,302)
                                                                       ------------    ------------
Total liabilities and stockholders' deficit                            $     99,803    $    649,518
                                                                       ============    ============

         See report of independent registered public accounting firm and notes to consolidated financial statements

                  GOLFGEAR INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 2004 and 2003

                                                                2004            2003
                                                            ------------    ------------
Net sales                                                   $    729,863    $  1,973,135
Cost of goods sold                                               266,348       1,411,231
                                                            ------------    ------------
     Gross profit                                                463,515         561,904
Operating expenses:
     Selling and marketing                                       107,668       1,061,355
     Tour and pro contracts                                       72,320          75,760
     General and administrative                                  900,799       1,795,546
     Depreciation and amortization                                24,437          58,274
                                                            ------------    ------------
        Total operating expenses                               1,105,224       2,990,935
                                                            ------------    ------------
Loss from operations                                            (641,709)     (2,429,031)

Other income (expense):
     Interest income                                                  --          17,603
     Interest expense                                         (1,147,364)     (1,667,801)
     Loss on settlement of stock purchase note receivable             --        (150,000)
     Loss on disposal of assets                                       --         (87,587)
     Gain on settlement of accounts payable                           --         131,691
     Other, net                                                   (5,140)         29,926
                                                            ------------    ------------
        Total expense, net                                    (1,152,504)     (1,726,168)
                                                            ------------    ------------
Loss before provison for income taxes                         (1,794,213)     (4,155,199)

Provision for income taxes                                         2,400           2,400
                                                            ------------    ------------
Net loss                                                    $ (1,796,613)   $ (4,157,599)
                                                            ============    ============
Loss per common share - basic and diluted                   $      (0.04)   $      (0.11)
                                                            ============    ============
Weighted average number of common shares outstanding -
     basic and diluted                                        40,445,076      37,222,102
                                                            ============    ============

         See report of independent registered public accounting firm and notes to consolidated financial statements

                  GOLFGEAR INTERNATIONAL, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                     YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                                                         Common Stock
                                           Common Stock        Additional     Deferred   Purchase Note  Accumulated
                                         Shares    Amount   Paid-in Capital Compensation   Receivable      Deficit          Total
------------------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 2003               34,794,154  $ 34,794  $ 12,748,905   $ (100,409)   $ (945,164)   $ (12,222,044) $   (483,918)
Common stock issued for
    exercise of warrants                2,800,000     2,800       277,200                                                   280,000
Common stock issued for
    exercise of options                    50,000        50           450                                                       500
Interest income on stock
    purchase note                                                                            (15,234)                       (15,234)
Convertible debt converted to
    common stock                        2,800,922     2,801       249,282                                                   252,083
Beneficial conversion feature
    of convertible debentures                                   1,000,000                                                 1,000,000
Amortization of deferred
    compensation                                                                33,468                                       33,468
Settlement of stock
    purchase note                                                                            960,398                        960,398
Net loss                                                                                                   (4,157,599)   (4,157,599)
                                       ----------  --------  ------------    ---------       -------    -------------  ------------
Balance, December 31, 2003             40,445,076    40,445    14,275,837      (66,941)           --      (16,379,643)   (2,130,302)
Amortization of deferred
    compensation                                                                44,627                                       44,627
Net loss                                                                                                   (1,796,613)   (1,796,613)
                                       ----------  --------  ------------    ---------       -------    -------------  ------------
Balance, December 31, 2004             40,445,076  $ 40,445  $ 14,275,837    $ (22,314)      $    --    $ (18,176,256) $ (3,882,288)
                                       ==========  ========  ============    =========       =======    =============  ============

         See report of independent registered public accounting firm and notes to consolidated financial statements

                 GOLFGEAR INTERNATIONAL, INC., AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                                   2004           2003
                                                               -----------    -----------
Cash flows from operating activities:
     Net loss                                                  $(1,796,613)   $(4,157,599)
     Adjustments to reconcile net loss to net cash used in
         operating activities:
     Amortization of debt discounts                                977,778      1,181,961
     Amortization of deferred compensation                          44,627         33,468
     Depreciation and amortization                                  24,437         58,274
     Accrued interest on stock purchase note receivable                 --        (15,234)
     Write off of deferred advertising costs                            --        602,364
     Amortization of deferred financing costs                           --        270,193
     Provision for bad debts                                            --         31,668
     Gain on settlement of accounts payable                             --       (131,691)
     Loss on settlement of stock purchase note receivable               --        150,000
     Loss on disposal of assets                                      5,963         87,587
     Changes in operating assets and liabilities:
     (Increase) decrease in:
         Accounts receivable                                       120,206        139,153
         Inventories                                                69,379        323,525
         Prepaid expenses                                           74,995        (16,942)
         Deferred advertising costs and deposits                       646           (600)
     Increase (decrease) in:
         Accounts payable and accrued expenses                     288,356        394,544
         Accrued product warranties                                   (970)       (24,419)
         Accrued interest payable                                  130,210         99,683
         Deferred licensing revenue                                (50,303)       (24,697)
                                                               -----------    -----------
     Net cash used in operating activities                        (111,289)      (998,762)
                                                               -----------    -----------
Cash flows used in investing activities:
     Purchases of property and equipment                            (6,250)       (41,746)
                                                               -----------    -----------
Cash flows from financing activities:
     Proceeds from execise of options and warrants                      --        280,000
     Proceeds from sale of convertible debentures                  100,000      1,150,000
     Collection of common stock purchase note receivable                --        225,000
     Repayment of convertible debt                                (100,000)      (700,000)
     Repayment of notes payable                                         --        (10,000)
     Proceeds from notes payable to stockholder                    166,423             --
     (Repayments) borrowings under bank lines of credit, net      (109,223)        38,329
     Proceeds from exercise of stock options                            --            500
                                                               -----------    -----------
     Net cash provided by financing activities                      57,200        983,829
                                                               -----------    -----------
Net decrease in cash                                               (60,339)       (56,679)

Cash, beginning of year                                             60,339        117,018
                                                               -----------    -----------
Cash, end of year                                              $        --    $    60,339
                                                               ===========    ===========

         See report of independent registered public accounting firm and notes to consolidated financial statements

                 GOLFGEAR INTERNATIONAL, INC., AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2004 AND 2003

(Continued)                                                                  2004         2003
                                                                          ---------   ----------
Supplemental disclosures of cash flow information:
       Cash paid for interest                                             $  39,376   $  110,444
                                                                          =========   ==========
       Cash paid for income taxes                                         $      --   $       --
                                                                          =========   ==========
Supplemental disclosure of non-cash investing and financing activities:
       Settlement of convertible debenture with transfer of inventories   $ 100,000   $       --
                                                                          =========   ==========
       Conversion of debt to common stock                                 $      --   $  252,083
                                                                          =========   ==========
       Settlement of stock purchase not receivale for transfer of
            accounts payable, notes payable and accrued interest          $      --   $  585,398
                                                                          =========   ==========
       Due from stockholder for convertible debenture financing           $      --   $  100,000
                                                                          =========   ==========
       Beneficial conversion feature related to convertible debentures    $      --   $1,000,000
                                                                          =========   ==========

         See report of independent registered public accounting firm and notes to consolidated financial statements

                     GOLFGEAR INTERNATIONAL AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

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

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Since inception, the Company has incurred recurring losses and requires additional capital to finance continuing operations. The Company incurred losses of $1,796,613 and $4,157,599 for the years ended December 31, 2004 and 2003, respectively. As of December 31, 2004, the Company has a working capital deficit of $3,970,902 and a stockholders' deficit of $3,882,288. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that may result should the Company be unable to continue as a going concern.

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

         As discussed in Note 15, the Company has secured a commitment for a $10,000,000 private placement offering whereby a third party investor will purchase up to $10,000,000 of the Company's common stock over a twenty-four month period to provide the Company with operating capital. Funding is subject to, among other things, the Company filing a registration statement with the United States Securities and Exchange Commission with respect to the resale of common stock sold in the private placement offering. The Company is currently working towards satisfying all conditions precedent to closing the funding, but there can be no assurance that the Company will be successful in satisfying these terms.

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

                     GOLFGEAR INTERNATIONAL AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

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

         Concentration of Credit Risk

         Cash

         The Company maintains its cash in bank deposit accounts which are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. As of December 31, 2004, the Company had no deposits in excess of FDIC limits.

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

                     GOLFGEAR INTERNATIONAL AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

         Intangible Assets

         Intangible assets include the cost of patents and trademarks, and are being amortized on the straight-line basis over their estimated useful lives, which vary from two to seventeen years.

         Long-Lived Assets

         In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company evaluates the carrying value of long-lived assets for impairment whenever events or change in circumstances indicate that such carrying values may not be recoverable. Under SFAS No. 144, the Company estimates the future undiscounted cash flows derived from an asset to assess whether or not a potential impairment exists when events or circumstances indicate the carrying value of a long-lived asset may differ. An impairment loss is recognized when the undiscounted future cash flows are less than its carrying amount. The Company uses its best judgment based on the most current facts and circumstances surrounding its business when applying these impairment rules to determine the timing of the impairment test, the undiscounted cash flows used to assess impairments and the fair value of a potentially impaired asset. Changes in assumptions used could have a significant impact on the Company's assessment of recoverability. At December 31, 2004, the Company determined that no impairment loss was necessary. There can be no assurance, however, that demand for the Company's products will continue, which could result in impairment of long-lived assets in the future.

         Deferred Financing Costs

         Deferred financing costs represent costs incurred in connection with the issuance of the convertible debentures. Deferred financing costs are being amortized over the life of the convertible debentures on the straight-line basis, which approximates the effective interest method.

         Beneficial Conversion Feature

         The convertible feature of certain convertible notes provides for a rate of conversion that is below market value (see Notes 9 and 10). Such feature is normally characterized as a "beneficial conversion feature" ("BCF"). Pursuant to Emerging Issues Task Force ("EITF") Issue No. 98-5, "Accounting For Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratio" and EITF Issue No. 00-27, "Application of EITF Issue No. 98-5 To Certain Convertible Instruments," the relative fair values of the BCF's have been recorded as a discount to the face amount of the respective debt instrument. The Company amortizes the discount using the straight-line method, which approximates the effective interest method, through maturity of such instruments. The Company will record the corresponding unamortized debt discount related to the BCF and the warrants as interest expense when the related instrument is converted into the Company's common stock.

         Fair Value of Financial Instruments

         The Company's financial instruments consist of cash, accounts receivable, due from/to stockholder, payables, accrued expenses, notes payable and convertible debentures. The carrying value for all such instruments, except the convertible debentures and due from/to stockholder, considering the terms, approximates fair value at December 31, 2004. The fair value of due from/to stockholder is not determinable as the transaction is with a related party. The fair value of convertible debentures is not determinable as equivalent instruments could not be located.

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

                     GOLFGEAR INTERNATIONAL AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

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

         Warranty liability activity for the years ended December 31, 2004 and 2003 was as follows:

                                              2004         2003
                                           ---------    ---------
         Balance as of January 1           $  91,683    $ 116,102
         Provisions for warranty expense       4,632       20,540
         Warranty claims and expenses         (5,602)     (44,959)
                                           ---------    ---------
         Balance as of December 31,        $  90,713    $  91,683
                                           =========    =========

         Advertising

         The Company expenses advertising costs as incurred, except certain direct-response advertising costs. Direct-response advertising costs are capitalized as incurred and then expensed when the related advertising program is aired. Direct-response advertising costs capitalized during the year ended December 31, 2003 was $600. During the year ended December 31, 2003, the direct-advertising program aired, and accordingly, all costs related to the program were expensed in 2003.

         Advertising costs for the years ended December 31, 2004 and 2003 was $28,181 and $794,947 (including $602,364 related to direct-response advertising costs), respectively, which is included in selling and marketing expenses in the accompanying consolidated statements of operations.

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

                     GOLFGEAR INTERNATIONAL AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

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

                                                For the Years Ended December 31,
                                                     2004           2003
                                                 ------------    -----------
Net loss as reported                             $ (1,796,613)   $(4,157,599)
Deduct:  Total stock-based employee
         compensation under fair value
         based method for all awards, net
         of related tax effects                            --       (148,334)
                                                 ------------    -----------
Pro forma net loss                               $ (1,796,613)   $(4,305,933)
                                                 ============    ===========

Basic and diluted loss per share - as reported   $      (0.04)   $     (0.11)
                                                 ============    ===========

Basic and diluted loss per share - pro forma     $      (0.04)   $     (0.12)
                                                 ============    ===========

         Basic and Diluted Loss Per Share

         Basic earnings (loss) per common share are computed based on the weighted average number of shares outstanding for the period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average shares outstanding assuming all dilutive potential common shares are issued. Basic and diluted loss per share is the same as the effect of stock options and warrants on loss per share are anti-dilutive and thus not included in the diluted loss per share calculation. However, the impact under the treasury stock method of dilutive stock options and warrants would have been zero and 2,800,000 incremental shares for the years ended December 31, 2004 and 2003, respectively.

         Segment and Geographic Information

         The Company operates in one business segment. The Company sells to customers in the United States, and the Far East. Sales for the years ended December 31, 2004 and 2003 to customers internationally were $30,732 and $75,985, respectively. Sales for the years ended December 31, 2004 and 2003 to customers in the United States were $699,131 and $1,897,150, respectively.

                     GOLFGEAR INTERNATIONAL AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

         Concentrations of Major Customers

         During the year ended December 31, 2004, one customer accounted for 27.3% of net sales. At December 31, 2004, one customer accounted for 90% of net accounts receivable. During the year ended December 31, 2003, one customer accounted for 39% of net sales. At December 31, 2003, one such customer accounted for 86% of net accounts receivable.

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

         New Accounting Pronouncements

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

         In December 2004, the FASB issued SFAS No. 123 (revised 2004), ("SFAS No. 123(R)") "Share-Based Payment," to provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement No. 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS No. 123(R) replaces SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that statement permitted entities the option of continuing to apply the guidance in APB Opinion No. 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method

                     GOLFGEAR INTERNATIONAL AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

         been used. The Company will be required to apply SFAS No. 123(R) as of January 1, 2006. The Company is in the process of evaluating whether the adoption of SFAS No. 123(R) will have a significant impact on the Company's overall results of operations or financial position.

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

4.       INVENTORIES

         During 2004, the Company liquidated its inventory completely. At December 31, 2003, the Company had raw materials of $100,026 and finished goods of $69,353.

5.       PROPERTY AND EQUIPMENT

         At December 31, 2004 and 2003 property and equipment consists of the following:

                                                   2004         2003
                                                ---------    ---------
                Machinery and equipment         $  19,737    $  23,143
                Office equipment                    7,332        9,532
                Computers and software             18,781       18,781
                Furniture and fixtures              6,654        6,654
                Automobile                         18,766       52,091
                Tooling                             6,250           --
                                                ---------    ---------
                                                   77,520      110,201
                Less accumulated depreciation
                    and amortization              (57,968)     (76,152)
                                                ---------    ---------
                                                $  19,552    $  34,049
                                                =========    =========

         Depreciation expense for the years ended December 31, 2004 and 2003 was $14,784 and $18,850, respectively.

6.       INTANGIBLE ASSETS

         At December 31, 2004 and 2003, intangible assets consist of the following:

                            2004                            2003
               -------------------------------------------------------------
               Gross Carrying    Accumulated   Gross Carrying   Accumulated
                   Amount       Amortization       Amount       Amortization
               -------------------------------------------------------------
Patents           $227,210        $165,272        $227,210        $155,619
Trademarks          78,408          78,408          78,408          78,408
                  --------        --------        --------        --------
                  $305,618        $243,680        $305,618        $234,027
                  ========        ========        ========        ========

                     GOLFGEAR INTERNATIONAL AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

         Amortization expense related to the acquired intangible assets was $9,653 and $39,424 for the years ended December 31, 2004, and 2003, respectively. Estimated amortization expense for each of the next five years ended December 31 is as follows:

                     Years Ending December 31,
                     -------------------------
                               2005                       $ 9,663
                               2006                         9,663
                               2007                         9,663
                               2008                         9,663
                               2009                         9,663

         During the year ended December 31, 2003, the Company determined that the intangible assets acquired in connection with a previous acquisition were impaired. As a result, the Company wrote off the unamortized balance of the patents and trademarks of $17,500, which is included in amortization expense in the accompanying consolidated statement of operations.

7.       BANK LINES OF CREDIT

         The Company had a $250,000 bank line collateralized by eligible accounts receivable. The line of credit originally matured on December 9, 2003 and was extended to June 2004. Interest was payable monthly at an interest rate of 28% annually. Outstanding borrowings under this line at December 31, 2004 and 2003 were zero and $52,905, respectively. This credit line was closed and paid in full in June 2004. The Company also had an unsecured $70,000 line of credit with another bank. Interest was payable monthly at a variable rate (10% at December 31, 2003). Outstanding borrowings at December 31, 2004 and 2003 were zero and $56,318, respectively. This line of credit was closed and paid in full in September 2004. Interest expense related to the bank lines of credit was $14,476 and $36,445 for the years ended December 31, 2004 and 2003, respectively.

8.       NOTES PAYABLE

         At December 31, 2004 and 2003, notes payable consisted of a note payable to an individual, payable on demand plus interest at 6%. Interest expense related to the notes payable was $1,991 and $4,658 for the years ended December 31, 2004 and 2003, respectively. Accrued interest at December 31, 2004 and 2003 was $5,338 and $6,080, respectively.

9.       RELATED PARTY DEBT

         Note Payable to Stockholder

         On November 20, 2002, the Company entered into a loan agreement with Peter Pocklington, its Chairman, whereby Mr. Pocklington loaned the Company $200,000. As consideration for the loan, the Company agreed to an amendment to a stock pledge agreement and released 9,029,518 shares of common stock held by the Company as security for payment of a promissory note due from Wyngate Limited ("Wyngate"), a company affiliated with Mr. Pocklington, for the purchase of 15,000,000 shares of common stock. The loan has an interest rate of 9.5% and was due on June 20, 2003.

                     GOLFGEAR INTERNATIONAL AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

         On July 17, 2003, Mr. Pocklington, Wyngate and Quincy Investments Corp., a company affiliated with Mr. Pocklington ("Quincy") (collectively, the "Parties") jointly and collectively entered into an agreement with the Company whereby, among other things, the Parties satisfied a portion of the then outstanding balance of the Stock Purchase Note by offsetting the $200,000 note payable to stockholder, including accrued interest of $14,710, against the Stock Purchase Note (See Note 14).

         In 2004, a director and stockholder advanced the Company $166,423 to be used for working capital. The advances bear interest at 6% per annum and are due on demand.

         Interest expense related to the notes payable to stockholder was $2,252 and $14,446 for the years ended December 31, 2004 and 2003, respectively. Accrued interest at December 31, 2004 was $2,252 (none at December 31, 2003).

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

         On December 30, 2003, the Company completed the sale of $1,000,000 of 5% convertible debentures to Quincy and MC Corp. The debentures were automatically convertible into 525,000 shares of Series A preferred stock of the Company within ninety days of the date of issuance. Pursuant to the terms of the debenture agreement, if the Company was unable to convert the debentures into shares of Series A preferred stock within ninety days of issuance, the debentures would become immediately due and payable in full, with interest continuing to accrue at the face rate of interest of 5% per annum. As of December 31, 2003, the Company had not received $100,000 in proceeds from Quincy, and accordingly, the Company recorded $100,000 due from stockholder in the accompanying consolidated balance sheet. The amount was subsequently received in January 2004. As of August 1, 2005, the debentures are in default and are due on demand.

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

         The conversion feature of the convertible debentures provides for a rate of conversion that is below market value, resulting in a beneficial conversion feature. The Company estimated the fair value of the beneficial conversion feature to be $1,000,000 at date of issuance, and recorded such conversion feature as a debt discount, which was amortized to interest expense over the term of the debentures. Interest expense related to the convertible debentures due to related parties was $1,030,099 and $22,222 for the years ended December 31, 2004 and 2003, respectively, of which $977,778 and $22,222, respectively, related to the amortization of the debt discount. Accrued interest at December 31, 2004 was $52,321 (none at December 31, 2003).

10.      CONVERTIBLE DEBENTURES

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

                     GOLFGEAR INTERNATIONAL AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

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

         The costs incurred in connection with the financing were capitalized as deferred financing costs and were amortized over the term of the convertible debentures. Amortization of deferred financing costs was $270,193 during the year ended December 31, 2003 and is included in interest expense in the accompanying consolidated statement of operations.

         During the year ended December 31, 2003, the Company repaid $700,000 in debentures, including accrued interest. As of December 31, 2003, $1,400,000 in debentures were in default. In January and February 2004, the Company repaid an additional $200,000 in debentures, including accrued interest, which was satisfied with approximately $122,000 in cash and inventories valued at $100,000. The Company continues to accrue interest on all outstanding debentures at the face rate of interest.

         Interest expense related to the convertible debentures was $98,546 and $1,317,754 for the years ended December 31, 2004 and 2003, respectively, of which $1,159,739 in 2003 related to the amortization of the debt discount. Accrued interest at December 31, 2004 and 2003 was $242,638 and $166,259, respectively.

11.      COMMITMENTS AND CONTINGENCIES

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

         Future   annual   minimum   lease   payments   required   under   these
         non-cancelable operating leases is as follows at December 31, 2004:

                      Year Ending December 31,
                      ------------------------
                                2005                      $ 14,712
                                2006                           132
                                                          --------
                                                          $ 14,844

         Rent expense was $67,510 and $112,730 for the years ended December 31, 2004 and 2003, respectively.

                     GOLFGEAR INTERNATIONAL AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

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

         The Company is currently in default for payment of amounts due to Mr. Anderson under the Settlement Agreement. On February 15, 2005, Mr. Anderson received a judgment for $76,310 due to him under the terms of the Settlement Agreement. Pursuant to the Settlement Agreement, the Company agreed to issue a new stock certificate to Mr. Anderson for a stolen stock certificate for 2,642,625 shares of the Company's common stock. As of August 1, 2005, the Company has not issued this stock certificate. Mr. Anderson will dismiss the lawsuit upon the Company's full performance of the Settlement Agreement.

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

12.      RELATED PARTY TRANSACTIONS

         See Notes 9, 10, 14 and 15 for related party transactions.

                     GOLFGEAR INTERNATIONAL AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

13.      INCOME TAXES

         For the years ended December 31, 2004 and 2003, the provision for income taxes consists of the following:

                                        2004      2003
                                       ------   ------
                           Current:
                           Federal     $   --   $   --
                           State        2,400    2,400
                                       ------   ------
                                        2,400    2,400
                                       ------   ------
                           Deferred:
                           Federal         --       --
                           State           --       --
                                       ------   ------
                                       $2,400   $2,400
                                       ======   ======

         The reconciliation of the effective tax rate to the federal statutory rate is as follows for the years ended December 31:

                                                   2004       2003
                                                -------    -------
              Federal income tax rate           -34.00%    -34.00%
              Interest expense on
                convertible debt                  18.53%      9.43%
              Increase in valuation allowance     14.93%     24.22%
              Other                                0.67%      0.41%
                                                -------    -------
                                                   0.13%      0.06%
                                                =======    =======

         The tax effects of the major items recorded as deferred tax assets and liabilities at December 31, 2004 and 2003 are as follows:

                                                       2004           2003
                                                   -----------    -----------
             Net operating loss carryforwards      $ 4,688,883    $ 4,385,281
             Receivable and inventory allowances        16,187         21,297
             Accruals                                  184,484        153,762
             Other                                         607          4,034
                                                   -----------    -----------
                                                     4,890,161      4,564,374
             Valuation allowance                    (4,890,161)    (4,564,374)
                                                   -----------    -----------
                                                   $        --    $        --
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

         As of December 31, 2004, the Company has federal net operating loss carry-forwards of approximately $11,832,000. The carry-forwards expire through 2018 for federal purposes. As of December 31, 2004, the Company has state net operating loss carry-forwards of approximately $7,499,000. The carry-forwards expire through 2014 for state purposes. The deferred tax benefit has been offset by a valuation allowance due to the realization of these carry-forwards being doubtful. No deferred tax asset has been recognized in the financial statements due to this uncertainty.

                     GOLFGEAR INTERNATIONAL AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

14.      STOCKHOLDERS' EQUITY

         Stock Purchase Agreement

         On April 8, 2002, the Company entered into a stock purchase agreement (the "Agreement") with Wyngate whereby Wyngate agreed to purchase 15,000,000 shares of the Company's common stock at $0.075 per share for an aggregate purchase price of $1,125,000. Of the purchase price, $200,025 was paid upon execution of the Agreement and Wyngate executed a Stock Purchase Note with interest at 2.88% per annum in favor of the Company for the balance of $924,975. Pursuant to the Stock Purchase Note, the balance was due and payable October 8, 2003. The Stock Purchase Note was secured pursuant to a stock pledge agreement that initially pledged 12,333,000 shares of the common stock, which was held by the Company as security for payment of the Stock Purchase Note. As additional consideration for lending the Company $200,000 as described in Note 9, the Company amended a previously executed stock pledge agreement and agreed to the release of 9,029,518 shares of common stock held as collateral under the terms of the Stock Purchase Note.

         In conjunction with the Agreement executed by Wyngate, Wyngate and its President, Peter H. Pocklington, had the exclusive right for a period of 90 days to implement a second stage of financing in the form of the sale by the Company to accredited investors only of convertible debentures (see Note 10) in an aggregate amount ranging from a minimum of $2,000,000 to a maximum of $4,000,000, which would have been convertible into common stock at $0.25 per share for a period of 12 months commencing six months after the initial sale of the debentures. Such financing was completed and closed on June 6, 2002 (see Note 10). The Company's patents, trademarks, and other intangible assets secured the debentures.

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

         Warrants

         From time to time, the Company issues warrants in connection with its financing and consulting agreements. Information regarding the Company's warrant activity for years ended December 31, 2004 and 2003 is as follows:

                                 Shares         Weighted Average     Weighted Average
                           Underlying Warrants   Exercise Price        Fair Value        Exercisable
                           --------------------------------------------------------------------------
Balance, January 1, 2003        9,657,500            $ 0.14                               9,657,500
Granted                         2,800,922            $ 0.05              $ 0.05
Exercised                      (2,800,000)           $ 0.10
Canceled/Expired               (2,847,500)           $ 0.11
                              -----------                                                 ---------
Balance, December 31, 2003      6,810,922            $ 0.13                               6,810,922
Granted                                 -            $   --
Exercised                               -            $   --
Canceled/Expired               (6,170,922)           $ 0.10
                              -----------                                                 ---------
Balance, December 31, 2004        640,000            $ 0.41                                 640,000
                              ===========

                     GOLFGEAR INTERNATIONAL AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

         During the year ended December 31, 2003, the Company issued 2,800,922 warrants in connection with the conversion of debentures due to MC Corp, which expired unexercised (See Note 9). During 2003, the Company received $280,000 in proceeds from the exercise of 2,800,000 warrants held by certain convertible debenture holders.

         The  following  table   summarizes  the   information   about  warrants
         outstanding at December 31, 2004:


                         Share                Weighted
                       Underlying         Average Remaining
  Exercise Price     Shares Underlying     Contractual Life        Exercisable
-------------------------------------------------------------------------------
      $ 0.35             390,000                  1                     390,000
      $ 0.50             250,000                  1                     250,000
                     -----------                                  -------------
                         640,000                                        640,000
                     ===========                                  =============

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

         The exercise price per share of incentive stock options granted under the 1997 Plan must be at least equal to the fair market value of the common stock on the date of the grant. With respect to any participant who owns shares representing more than 10% of the voting power of all classes of the Company's outstanding capital stock, the exercise price of any incentive or non-statutory stock options must be equal to at least 110% of the fair market value of the grant date, and the maximum term of the option must not exceed five years. Upon a merger of the Company, the options outstanding under the 1997 Plan will terminate unless assumed or substituted by the successor corporation. As of December 31, 2004, 1,138,330 options have been granted and 1,504,295 options are available for grant under the 1997 Plan.

         Activity regarding the Company's stock options for the years ended December 31, 2004 and 2003 is as follows:

                                                   Weighted
                                   Shares           Average
                                 Underlying        Exercise     Weighted Average
                                   Options           Price         Fair Value      Exercisable
                              --------------------------------------------------------------------
Balance, January 1, 2003            12,044,997       $ 0.31                             5,532,497

Granted                                 33,332       $ 0.25         $ 0.13
Canceled/Expired                    (6,671,667)      $ 0.25
Exercised                              (50,000)      $ 0.01
                              ----------------                                     --------------
Balance, December 31, 2003           5,356,662       $ 0.39                             5,281,662

Granted                                     --
Canceled/Expired                      (210,000)      $ 0.47
Exercised                                   --
                                                                                   --------------
                              ----------------
Balance, December 31, 2004           5,146,662       $ 0.39                             5,096,662
                              ================

                     GOLFGEAR INTERNATIONAL AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

         The following table summarizes the information about stock options outstanding at December 31, 2004:

                     Shares Underlying  Weighted Average Remaining
    Exercise Price       Options            Contractual Life        Exercisable
    ---------------------------------------------------------------------------
       $   0.10          1,000,000                8.0                1,000,000
       $   0.20          2,333,333                8.0                2,333,333
       $   0.25             83,329                1.5                   83,329
       $   0.31            100,000                8.0                   50,000
       $   0.50          1,125,000                1.5                1,125,000
       $   0.55            325,000                1.0                  325,000
       $   1.50             50,000                1.0                   50,000
       $   2.50             15,000                1.0                   15,000
       $   3.50             50,000                1.0                   50,000
       $   4.50             25,000                1.0                   25,000
       $   5.50             15,000                1.0                   15,000
       $   6.50             25,000                1.0                   25,000
                     -------------                                   ---------
                         5,146,662                                   5,096,662
                     =============                                   =========

         The fair value of the warrants and options granted is estimated on the date of grant using the Black-Scholes option pricing model with
         following   weighted-average  assumptions  for 2003  (none  granted  in
         2004): dividend yield of 0%; volatility of 72%; risk-free interest rate of 3.66% and an expected life of five years.

15.      SUBSEQUENT EVENTS

         From January 2005 through August 1, 2005, a director and stockholder has advanced approximately $74,000 to the Company to be used for working capital. The Company has received these funds and recorded them as notes payable to stockholder during 2005.

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

         On February 23, 2005, a debenture for $60,000, including accrued interest, was converted to 753,000 shares of the Company's common stock. (See Note 10).

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There have been no disagreements with the Company's independent registered public accounting firm on accounting or financial disclosure.

ITEM 8A: CONTROLS AND PROCEDURES

         We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2004. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2004, our disclosure controls and procedures are effective. There have been no significant changes in our internal controls over financial reporting during the quarter ended December 31, 2004 that have materially affected or are reasonably likely to materially affect such controls.

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

ITEM 8B: OTHER INFORMATION

         None

PART III

ITEM 9:    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table and text sets forth the names and ages of all directors and executive officers of the Company as of July 22, 2005:

              Name               Age                     Position
   --------------------         -----   --------------------------------------

   Peter H. Pocklington          60     Chairman of the Board

   Daniel Wright                 48     President, Chief Operating Officer and
                                        Chief Financial Officer

   Naoya Kinoshita               40     Director

   Donald Berry                  47     Director

   Michael J Gobuty              60     Director


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

                                                 SUMMARY COMPENSATION TABLE
-----------------------------------------------------------------------------------------------------------------------
                                       Annual compensation                           Long-term compensation
                               --------------------------------------   -----------------------------------------------
                                                                               Awards           Payouts
                                                                        ----------------------  -------
                                                                                   Securities
                                                                        Restricted Underlying
                                                         Other annual      Stock    options/      LTIP      All other
   Name and                    Salary         Bonus      compensation     Award(s)   SARs        Payouts   compensation
Principal Position   Year       ($)            ($)           ($)            ($)       (#)          ($)         ($)
-----------------------------------------------------------------------------------------------------------------------
Daniel Wright        2004     120,000           0          8,400(4)           0           0           0           0
CEO and CFO          2003      93,462           0              0              0      33,332           0           0
                     2002      64,263           0              0              0      33,332           0           0
Donald A. Anderson   2004          --           0              0              0           0           0           0
Former CEO (6)       2003      88,468           0          5,933(2)           0           0           0           0
                     2002     107,619           0         17,155(1)           0   5,000,000           0           0
John Pierandozzi     2004      60,000           0          4,200(5)           0           0           0           0
President (3)        2003      51,231           0              0              0           0           0           0
                     2002          --           0              0              0           0           0           0

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

(4)  Includes auto allowance of $8,400.

(5)  Includes auto allowance of $4,200.

(6)  Mr. Anderson resigned on December 19, 2003.

The following table sets forth certain information with respect to options held by the named officers at December 31, 2004.

                        Aggregated Options/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values
---------------------------------------------------------------------------------------------------------------------------
                                                              Number of securities                Value of unexercised
                                                             underlying unexercised             in-the-money options/SARs
                                                            options/SARs at FY-end (#)                 at FY-end ($)
                                                        -----------------------------------    -----------------------------
                         Shares
                       acquired on   Value Realized
Name                   on exercise         ($)           Exercisable          Unexercisable    Exercisable    Unexercisable
---------------------------------------------------------------------------------------------------------------------------
Daniel Wright               --              --               83,333                --               --             --
Donald A. Anderson          --              --            1,733,333(1)             --               --             --
John Pierandozzi            --              --                   --                --               --             --

(1) Effective with Mr. Anderson's resignation on December 19, 2003, 3,666,667 options were canceled.

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table shows the beneficial ownership of our shares of common stock as of July 22, 2005 by (i) each person who is known by us to be the beneficial owner of more than five percent (5%) of our common stock, (ii) each of our directors and executive officers and (iii) all directors and executive officers as a group. Except as otherwise indicated, the beneficial owners listed in the table have sole voting and investment powers of their shares.

                                              Number of      Percentage
           Name and Address (1)                Shares           Owned
           ------------------------------   -------------     ----------
           Mr. Peter H. Pocklington         15,000,000(1)       45%(2)
           Quincy Investment Corp
           47-111 Vintage Dr. East #309
           Indian Wells, CA 92210

           Mr. Naoya Kinoshita               5,800,922(1)       44%(2)
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

         On October 7, 2003 (the "Company") completed the sale of $250,000 of convertible debentures to related parties. The debentures are convertible into common stock at $0.09 per share for a period of 3 months for each share of common stock issued upon conversion of the debentures, 1 common stock purchase warrant will be issued, which will be exercisable for a period of 12 months at $0.045 per share. This debenture has been converted into 2,800,922 shares of common stock in December 2003.

         From January 2004 through July 2005, a director and stockholder has advanced approximately $240,000 to the Company to be used for working capital. The Company has received these funds and recorded them as notes payable to stockholder of approximately $166,000 in 2004 and $74,000 during 2005. The advances bear interest at 6% per annum and are due on demand.

         See Notes 9, 10, 14 and 15 to the consolidated financial statements included elsewhere herein for additional related party transactions.

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

       4.3 Binding Subscription Agreement for Purchase of Equity Securities (MC Corporation) (1)

       4.4    Certificate of Determination (1)

       10.1   Distribution Agreement (MC Corporation) (1)

       10.10  GolfGear International, Inc. 1997 Stock Incentive Plan (1) (C)

       10.13  Property Lease Agreement (2)

       10.14 Amended and Restated Agreement for Sale and Purchase of Assets between Bel-Air Golf Company and GolfGear International, Inc. (2)

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

         Effective November 8, 2003 the Board of Directors approved the engagement of Corbin & Company, LLP ("C&C") as its independent registered public accounting firm for the fiscal year ending December 31, 2003. The Company did not consult with C&C prior to their retention.

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

Audit and Non-Audit Fees

         Aggregate fees for professional services rendered to the Company by Corbin & Company LLP and its predecessor firm GSBB for the years ended December 31, 2004 and 2003 were as follows:

               Services Provided      2004      2003
                                    -------   -------
               Audit Fees           $37,500   $43,000
               Audit Related Fees   $    --   $    --
               Tax Fees             $    --   $    --
               All Other Fees       $    --   $50,605
                                    -------   -------
               Total                $37,500   $93,605
                                    =======   =======

Audit Fees

         The aggregate fees billed for the years ended December 31, 2004 and 2003 were for the audits of our financial statements and reviews of our interim financial statements included in our annual and quarterly reports.

Audit Related Fees

         There were no fees billed for the years ended December 31, 2004 and 2003 for the audit or review of our financial statements that are not reported under Audit Fees.

Tax Fees

         There were no fees billed for the years ended December 31, 2004 and 2003 for professional services related to tax compliance, tax advice and tax planning.

All Other Fees

         The aggregate fees billed for the years ended December 31, 2004 and 2003 were for services other than the services described above. These services include attendance and preparation for shareholder and audit committee meetings, consultation on accounting, on internal control matters and review of and consultation on our registration statements and issuance of related consents (Forms S-3 and S-8).

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          GOLFGEAR INTERNATIONAL, INC.
                          ----------------------------
                                  (Registrant)

Date:  September 16, 2005    /s/ Daniel C. Wright
                             -------------------------
                             Daniel C. Wright
                             President, Chief Operating Officer
                             and Chief Financial Officer

         In accordance with the Exchange Act, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report.

Date:  September 16, 2005    /s/ Peter H. Pocklington
                             -------------------------
                             Peter H. Pocklington
                             Chairman of the Board

Date:  September 16, 2005    /s/ Naoya Kinoshita
                             -------------------------
                             Naoya Kinoshita
                             Director

Date:  September 16, 2005    /s/ Donald Berry
                             -------------------------
                             Donald Berry
                             Director

Date:  September 16, 2005    /s/ Michael J Gobuty
                             -------------------------
                             Michael J Gobuty
                             Director

                                  EXHIBIT INDEX

Exhibit 31 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a).

Exhibit 32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.